Form 10-Q
period 1996-06-30
ARROW MANAGEMENT INC
filed 1996-08-08
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 33-55254-01


                             ARROW MANAGEMENT, INC.
             (Exact name of Registrant as specified in its charter)


       NEVADA                                  87-0467339
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)

3098 SOUTH HIGHLAND DRIVE, SUITE 460
SALT LAKE CITY, UTAH                              84106
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code (801) 485-7775


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                            Outstanding as of August, 1996
 $.001 PAR VALUE CLASS A COMMON STOCK                 5,930,700 SHARES

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company sustained a loss of $3,836 for the six month period ended June 30, 1996, which includes general and administrative expenses of $4,580 less interest income of $744; as compared to the six month period ended June 30, 1995 loss of $59,318 consisting of general and administrative expenses of $60,113 less interest income of $795.

         Liquidity and Capital Resources

         Net current assets at June 30, 1996 were $28,391 as compared to net current assets at December 31, 1995 of $33,058. The decrease in net current assets of $4,667 was due to a decrease in cash of $4,393, a decrease in current receivables of $5,611, an increase in accrued expenses payable of $3,000 and a decrease in notes payable of $8,337.

         The Company presently has no significant sources of revenue from operations. During December, 1995, the Company changed its development plans with respect to the Panorama Hills Project and is not presently pursuing plans to develop the land. The Company has listed the land for sale. One factor that lead to the change in plans is the slowdown in economic development and related decrease in consumer demand for new housing in the Idaho Falls area. Another factor is Panorama's rescission of the media due bills, trade dollars and other credits for the return of 320,000 shares of its common stock. Panorama had planned on using such credits for the development of the land.



                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEETS


                                                                      6/30/96              12/31/95
                                                                     Unaudited              Audited
                                                                   -------------         ------------
         ASSETS

CURRENT ASSETS
     Cash in bank                                               $           13,612       $             18,005
     Current portion of contracts receivable                                26,993                     32,604
                                                                ------------------       --------------------
                  TOTAL CURRENT ASSETS                                      40,605                     50,609

OTHER ASSETS
     Land                                                                  390,000                    390,000
     Investment security (Note 10)                                         158,337                    158,337
     Long-term portion of contracts receivable                              30,097                     31,411
                                                                ------------------       --------------------
                  TOTAL OTHER ASSETS                                       578,434                    579,748
                                                                ------------------       --------------------

                                                                $          619,039       $            630,357
                                                                ==================       ====================

         LIABILITIES & EQUITY

CURRENT LIABILITIES
     Accrued expenses payable                                   $           12,214       $              9,214
     Note payable and accrued interest - related party                       - 0 -                      8,337
     Accrued income taxes payable                                            - 0 -                      - 0 -
                                                                ------------------       --------------------

                            TOTAL CURRENT LIABILITIES                       12,214                     17,551

Minority interest in subsidiary                                              3,000                      3,000

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
       Authorized - 50,000,000 shares
       Issued and outstanding - 5,930,700 shares                             5,931                      5,931
     Additional paid-in capital                                          2,568,317                  2,568,317
     Deficit accumulated during  development stage                      (2,028,760)                (2,022,779)
     Unrealized gain on investment security                                 58,337                     58,337
                                                                ------------------       --------------------

                           TOTAL STOCKHOLDERS' EQUITY                      603,825                    609,806
                                                                ------------------       --------------------

                                                                $          619,039       $            630,357
                                                                ==================       ====================






                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        1/14/88
                                      For the three months                For the six months           (Date of
                                         ended June 30,                     ended June 30,           inception) to
                                     1996             1995             1996              1995           6/30/96
                                   Unaudited        Unaudited        Unaudited        Unaudited        Unaudited
                                --------------    -------------    -------------    --------------   ------------
Net sales                       $        - 0 -    $       - 0 -    $       - 0 -    $        - 0 -   $    148,000
Cost of sales                            - 0 -            - 0 -            - 0 -             - 0 -        118,626
                                --------------    -------------    -------------    --------------   ------------

           GROSS PROFIT (LOSS)           - 0 -            - 0 -            - 0 -             - 0 -         29,374

Loss from impairment of land value       - 0 -            - 0 -            - 0 -             - 0 -      1,955,000
General and
  administrative expenses                4,580           60,113            8,311            75,436        201,854
                                --------------    -------------    -------------    --------------   ------------

              OPERATING (LOSS)          (4,580)         (60,113)          (8,311)          (75,436)    (2,127,480)
Other Income
     Interest income                       744              795            2,330             1,602         72,746
     Other                               - 0 -            - 0 -            - 0 -             - 0 -         25,974
                                --------------    -------------    -------------    --------------   ------------
            TOTAL OTHER INCOME             744              795            2,330             1,602         98,720
                                --------------    -------------    -------------    --------------   ------------

             NET (LOSS) BEFORE
                  INCOME TAXES          (3,836)         (59,318)          (5,981)          (73,834)    (2,028,760)

Provision for income taxes               - 0 -            - 0 -            - 0 -            - 0 -           - 0 -
                                --------------    -------------    -------------    --------------   ------------

                    NET (LOSS)   $       (3,836)   $     (59,318)   $      (5,981)   $      (73,834)  $ (2,028,760)
                                ==============    =============    =============    ==============   ============

Net (loss) per weighted
 average common shares          $         (.00)   $        (.01)   $        (.00)   $         (.01)
                                ==============    =============    =============    ==============

Weighted average number of
 common shares used to compute
 net (loss)                          5,930,700        6,250,700        5,930,700         6,250,700
                                ==============    =============    =============    ==============





                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Common Stock                Additional         During
                                                    Par Value $0.001               Paid -in        Development
                                                  Shares         Amount            Capital           Stage
                                                ----------   --------------     -------------     -------------
Balance, 1/14/88
 (Date of inception)                                 - 0 -   $        - 0 -     $       - 0 -     $       - 0 -
  Issuance of common stock (restricted)
  at $.002 per share, 1/14/88                    1,000,000            1,000             1,000
  Acquisition of subsidiary(1)                   5,250,700            5,251            (3,251)           (1,960)
  Net loss for period                                                                                    (1,960)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/88                              6,250,700            6,251            (2,251)           (3,920)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/89                              6,250,700            6,251            (2,251)           (3,940)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/90                              6,250,700            6,251            (2,251)           (3,960)
  Assets acquired by subsidiary                                                     4,420,000
  Minority interest adjustment                                                        (12,000)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/91                              6,250,700            6,251         4,405,749            (3,980)
  Debentures cancelled                                                             (2,000,000)
  Assets acquired by subsidiary                                                     1,600,000
  Minority interest adjustment                                                         (8,000)
  Net loss for year                                                                                        (891)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/92                              6,250,700            6,251         3,997,749            (4,871)
  Minority interest adjustment                                                         (2,000)
  Net loss for year                                                                                     (16,763)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/93                              6,250,700            6,251         3,995,749           (21,634)
  Net loss for year                                                                                     (41,004)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/94                              6,250,700            6,251         3,995,749           (62,638)
  Trade and media credits cancelled               (320,000)            (320)       (1,446,432)
  Minority interest adjustment                                                         19,000
 Net loss for year                                                                                   (1,960,141)
                                                ----------   --------------     -------------     -------------
Balances at 12/31/95                             5,930,700            5,931         2,568,317        (2,022,779)
  Net loss for period                                                                                    (5,981)
                                                ----------   --------------     -------------     -------------
Balance at 6/30/96                               5,930,700   $        5,931     $   2,568,317     $  (2,028,760)
                                                ==========   ==============     =============     =============

(1) Acquisition actually occurred on September 30, 1993, but is reflected earlier under the pooling-of-interests method of accounting.




                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                       1/14/88
                                                                   For the six months                 (Date of
                                                                     ended June 30,                 inception) to
                                                              1996                 1995                6/30/96
                                                         --------------       --------------       --------------
OPERATING ACTIVITIES
     Net (loss)                                          $       (5,981)      $      (73,834)      $   (2,028,760)
     Adjustments to reconcile net
      (loss) to cash provided (required)
      by operating activities:
         Amortization                                             - 0 -                - 0 -                  100
         Cost of land sold                                        - 0 -                - 0 -              105,000
         Loss from impairment of land value                       - 0 -                - 0 -            1,955,000
     Changes in operating assets and liabilities:
         Trade dollars                                            - 0 -               67,732                8,248
         Loans receivable                                         - 0 -                - 0 -                - 0 -
         Contracts receivable                                     6,925                1,099              (57,090)
         Accrued expenses                                         3,000               (9,956)              12,214
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY OPERATING ACTIVITIES            3,944              (14,959)              (5,288)

INVESTING ACTIVITIES
     Purchase of real estate                                      - 0 -                - 0 -             (105,000)
     Organization costs                                           - 0 -                - 0 -                 (100)
                                                         --------------       --------------       --------------

                                    NET CASH (USED) BY
                                  INVESTING ACTIVITIES            - 0 -                - 0 -             (105,100)

FINANCING ACTIVITIES
     Proceeds from sale of common stock(1)                        - 0 -                - 0 -              124,000
     Loans                                                        - 0 -                - 0 -               10,417
     Repayments                                                  (8,337)               - 0 -              (10,417)
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY FINANCING ACTIVITIES           (8,337)               - 0 -              124,000

                           INCREASE (DECREASE) IN CASH
                                  AND CASH EQUIVALENTS           (4,393)             (14,959)              13,612

     Cash and cash equivalents
      at beginning of period                                     18,005               15,307                - 0 -
                                                         --------------       --------------       --------------

                             CASH AND CASH EQUIVALENTS
                                      AT END OF PERIOD   $       13,612       $          348       $       13,612
                                                         ==============       ==============       ==============

SUPPLEMENTAL INFORMATION
     Cash paid for interest                              $          477       $        - 0 -       $          676
                                                         ==============       ==============       ==============


SUPPLEMENTAL INVESTING ACTIVITY DISCLOSURE
In July, 1992, Panorama issued 320,000 shares of stock for assets with a cost of $1,600,000. These shares were returned to the Company in December, 1995 in connection with the rescission agreement.

(1) Stock of subsidiary was $122,000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ARROW MANAGEMENT, INC.



Dated: August 6, 1996              s\David R. Yeaman
                                 -----------------------------------------------
                                 David R. Yeaman, President CEO and Director




Dated: August 6, 1996             s\Krista Nielson
                                ------------------------------------------------
                                Krista Nielson, Secretary/Treasurer and Director