Form 10-Q/A
period 1996-06-30
ARROW MANAGEMENT INC
filed 1996-11-12
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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

                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q dated August 7, 1996 as set forth in the page attached hereto:

                      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ARROW MANAGEMENT, INC.


Dated: November 11, 1996          s/ David Yeaman
                                 David Yeaman, President, CEO and Director


Dated: November 11, 1996          s/ Krista Nielson
                                 Krista Nielson, Secretary/Treasurer,
                                                  CFO and Director