Form 10-Q
period 1996-09-30
ARROW MANAGEMENT INC
filed 1996-11-14
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

              Class                            Outstanding as of November, 1996
 $.001 PAR VALUE CLASS A COMMON STOCK                 5,930,700 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company sustained a loss of $9,556 for the nine month period ended September 30, 1996, which includes general and administrative expenses of $12,880 less interest and miscellaneous income of $3,324; as compared to the nine month period ended September 30, 1995 loss of $95,327 consisting of general and administrative expenses of $97,712 less interest income of $2,385.

         Liquidity and Capital Resources

         Net current assets at September 30, 1996 were $25,496 as compared to net current assets at December 31, 1995 of $33,058. The decrease in net current assets of $7,562 was due to a decrease in cash of $7,346, a decrease in current receivables of $5,553, an increase in accrued expenses payable of $3,000 and a decrease in notes payable of $8,337.

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



                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                      9/30/96              12/31/95
                                                                     Unaudited              Audited
                                                                   -------------         ------------
         ASSETS

CURRENT ASSETS
     Cash in bank                                               $           10,659       $             18,005
     Current portion of contracts receivable                                27,051                     32,604
                                                                ------------------       --------------------
                  TOTAL CURRENT ASSETS                                      37,710                     50,609

OTHER ASSETS
     Land                                                                  390,000                    390,000
     Investment security (Note 10)                                         158,337                    158,337
     Long-term portion of contracts receivable                              29,417                     31,411
                                                                ------------------       --------------------
                  TOTAL OTHER ASSETS                                       577,754                    579,748
                                                                ------------------       --------------------

                                                                $          615,464       $            630,357
                                                                ==================       ====================

         LIABILITIES & EQUITY

CURRENT LIABILITIES
     Accrued expenses payable                                   $           12,214       $              9,214
     Note payable and accrued interest - related party                       - 0 -                      8,337
     Accrued income taxes payable                                            - 0 -                      - 0 -
                                                                ------------------       --------------------

                            TOTAL CURRENT LIABILITIES                       12,214                     17,551

Minority interest in subsidiary                                              3,000                      3,000

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
       Authorized - 50,000,000 shares
       Issued and outstanding - 5,930,700 shares                             5,931                      5,931
     Additional paid-in capital                                          2,568,317                  2,568,317
     Deficit accumulated during  development stage                      (2,032,335)                (2,022,779)
     Unrealized gain on investment security                                 58,337                     58,337
                                                                ------------------       --------------------

                           TOTAL STOCKHOLDERS' EQUITY                      600,250                    609,806
                                                                ------------------       --------------------

                                                                $          615,464       $            630,357
                                                                ==================       ====================






                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        1/14/88
                                      For the three months                For the nine months           (Date of
                                         ended Sept 30,                     ended Sept 30,           inception) to
                                     1996             1995             1996              1995           9/30/96
                                   Unaudited        Unaudited        Unaudited        Unaudited        Unaudited
                                --------------    -------------    -------------    --------------   ------------
Net sales                       $        - 0 -    $       - 0 -    $       - 0 -    $        - 0 -   $    148,000
Cost of sales                            - 0 -            - 0 -            - 0 -             - 0 -        118,626
                                --------------    -------------    -------------    --------------   ------------

           GROSS PROFIT (LOSS)           - 0 -            - 0 -            - 0 -             - 0 -         29,374

Loss from impairment of land value       - 0 -            - 0 -            - 0 -             - 0 -      1,955,000
General and
  administrative expenses                4,569           22,276           12,880            97,712        206,423
                                --------------    -------------    -------------    --------------   ------------

              OPERATING (LOSS)          (4,569)         (22,276)         (12,880)          (97,712)    (2,132,049)
Other Income
     Interest income                       730              783            3,060             2,385         73,476
     Other                                 264            - 0 -              264             - 0 -         26,238
                                --------------    -------------    -------------    --------------   ------------
            TOTAL OTHER INCOME             994              783            3,324             2,385         99,714
                                --------------    -------------    -------------    --------------   ------------

             NET (LOSS) BEFORE
                  INCOME TAXES          (3,575)         (21,493)          (9,556)          (95,327)    (2,032,335)

Provision for income taxes               - 0 -            - 0 -            - 0 -            - 0 -           - 0 -
                                --------------    -------------    -------------    --------------   ------------

                    NET (LOSS)   $      (3,575)   $     (21,493)   $      (9,556)   $      (95,327)  $ (2,032,335)
                                ==============    =============    =============    ==============   ============

Net (loss) per weighted
 average common shares          $         (.00)   $        (.00)   $        (.00)   $         (.01)
                                ==============    =============    =============    ==============

Weighted average number of
 common shares used to compute
 net (loss)                          5,930,700        6,250,700        5,930,700         6,250,700
                                ==============    =============    =============    ==============





                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Common Stock                Additional         During
                                                    Par Value $0.001               Paid -in        Development
                                                  Shares         Amount            Capital           Stage
                                                ----------   --------------     -------------     -------------
Balance, 1/14/88
 (Date of inception)                                 - 0 -   $        - 0 -     $       - 0 -     $       - 0 -
  Issuance of common stock (restricted)
  at $.002 per share, 1/14/88                    1,000,000            1,000             1,000
  Acquisition of subsidiary(1)                   5,250,700            5,251            (3,251)           (1,960)
  Net loss for period                                                                                    (1,960)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/88                              6,250,700            6,251            (2,251)           (3,920)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/89                              6,250,700            6,251            (2,251)           (3,940)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/90                              6,250,700            6,251            (2,251)           (3,960)
  Assets acquired by subsidiary                                                     4,420,000
  Minority interest adjustment                                                        (12,000)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/91                              6,250,700            6,251         4,405,749            (3,980)
  Debentures cancelled                                                             (2,000,000)
  Assets acquired by subsidiary                                                     1,600,000
  Minority interest adjustment                                                         (8,000)
  Net loss for year                                                                                        (891)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/92                              6,250,700            6,251         3,997,749            (4,871)
  Minority interest adjustment                                                         (2,000)
  Net loss for year                                                                                     (16,763)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/93                              6,250,700            6,251         3,995,749           (21,634)
  Net loss for year                                                                                     (41,004)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/94                              6,250,700            6,251         3,995,749           (62,638)
  Trade and media credits cancelled               (320,000)            (320)       (1,446,432)
  Minority interest adjustment                                                         19,000
 Net loss for year                                                                                   (1,960,141)
                                                ----------   --------------     -------------     -------------
Balances at 12/31/95                             5,930,700            5,931         2,568,317        (2,022,779)
  Net loss for period                                                                                    (9,556)
                                                ----------   --------------     -------------     -------------
Balance at 9/30/96                               5,930,700   $        5,931     $   2,568,317     $  (2,032,335)
                                                ==========   ==============     =============     =============

(1) Acquisition actually occurred on September 30, 1993, but is reflected earlier under the pooling-of-interests method of accounting.




                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                       1/14/88
                                                                   For the nine months                 (Date of
                                                                     ended Sept 30,                 inception) to
                                                              1996                 1995                9/30/96
                                                         --------------       --------------       --------------
OPERATING ACTIVITIES
     Net (loss)                                          $       (9,556)      $      (95,327)      $   (2,032,335)
     Adjustments to reconcile net
      (loss) to cash provided (required)
      by operating activities:
         Amortization                                             - 0 -                - 0 -                  100
         Cost of land sold                                        - 0 -                - 0 -              105,000
         Loss from impairment of land value                       - 0 -                - 0 -            1,955,000
     Changes in operating assets and liabilities:
         Trade dollars                                            - 0 -               85,109                8,248
         Loans receivable                                         - 0 -                - 0 -                - 0 -
         Contracts receivable                                     7,547                1,667              (56,468)
         Accrued expenses                                         3,000               (8,956)              12,214
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY OPERATING ACTIVITIES              991              (17,507)              (8,241)

INVESTING ACTIVITIES
     Purchase of real estate                                      - 0 -                - 0 -             (105,000)
     Organization costs                                           - 0 -                - 0 -                 (100)
                                                         --------------       --------------       --------------

                                    NET CASH (USED) BY
                                  INVESTING ACTIVITIES            - 0 -                - 0 -             (105,100)

FINANCING ACTIVITIES
     Proceeds from sale of common stock(1)                        - 0 -                - 0 -              124,000
     Loans                                                        - 0 -                3,000               10,417
     Repayments                                                  (8,337)               - 0 -              (10,417)
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY FINANCING ACTIVITIES           (8,337)               3,000              124,000

                           INCREASE (DECREASE) IN CASH
                                  AND CASH EQUIVALENTS           (7,346)             (14,507)              10,659

     Cash and cash equivalents
      at beginning of period                                     18,005               15,307                - 0 -
                                                         --------------       --------------       --------------

                             CASH AND CASH EQUIVALENTS
                                      AT END OF PERIOD   $       10,659       $          800       $       10,659
                                                         ==============       ==============       ==============

SUPPLEMENTAL INFORMATION
     Cash paid for interest                              $          477       $        - 0 -       $          676
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



                                   ARROW MANAGEMENT, INC.



Dated: November 12, 1996              s\David R. Yeaman
                                 -----------------------------------------------
                                  David R. Yeaman, President CEO and Director




Dated: November 12, 1996             s\Krista Nielson
                                ------------------------------------------------
                                Krista Nielson, Secretary/Treasurer and Director