Form 10-K405
period 1996-12-31
ARROW MANAGEMENT INC
filed 1997-04-11
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ________ to ________

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

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    [X]

As of March, 1997, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding as of March, 1997
$.001 PAR VALUE CLASS A COMMON STOCK                     5,580,700 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  Business.

         The Company was incorporated under the laws of Nevada on January 14, 1988. The Company was formed as a Nevada corporation to look for investments, business opportunities and assets in any industry. The Company is attempting to acquire assets and properties in real estate development, specifically the area of Idaho Falls, Idaho, which, according to the Census Bureau, has been reported as one of the fastest growing states in the nation.

         On September 30, 1993, the Company issued 5,250,700 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama Industries, Inc., an affiliated Nevada corporation. Panorama became a subsidiary of the Company. In December, 1996, the Company canceled 460,000 shares of its common stock held for issuance to a shareholder of Panorama. As a result of this transaction, the Company's ownership of Panorama was reduced from 99.45% to 90.73%.

         David R. Yeaman, President of the Company, and Krista Nielson, Secretary of the Company are officers, directors and controlling shareholders of Panorama, International Association of Financial Consultants, Inc., and Capital General Corporation. After the completion of the acquisition, the above listed shareholders of Panorama became the holders of approximately 84% of the issued and outstanding common shares of the Company. Through the acquisition of 99.45% of the issued and outstanding shares of Panorama, Panorama has become a subsidiary of the Company.

         Panorama is a real estate development company with its principal asset being approximately 300 acres of property located on the outskirts of Idaho Falls, Idaho, presently platted for 2.5 acre lot sites, which was the minimum allowed by the Bonneville County Planning and Zoning Commission for subdivisions utilizing septic tanks. Approximately 55 lots were sold by the previous owner, AMR Corporation, which filed a Chapter 11 bankruptcy and ceased development of the property for several years. AMR Corporation then sold the property to the Company as part of its resolving its bankruptcy condition. During this time, economic conditions in the Idaho Falls area changed such that the Company believes that a significantly different approach to developing the property would achieve greater success.

         In November, 1993, the Company employed Washington Development Group, Inc. of Bellevue, Washington, a real estate development and consulting firm, to develop a "Market and Feasibility Study with Development Recommendations". Their report, which the Company had intended to follow, concluded that a better approach to the development would be to re-plat the subdivision utilizing as much as possible the existing improvements on the property to expand the number of available homesites by sub-dividing the property into 1/3 to 1/2 acre lots for residential housing. The new subdivision would have been renamed tentatively "Bridle Trails" and would have consisted of approximately 578 lots after dedicating property for an elementary school, an equestrian facility, equestrian riding trails and new roads. Preliminary discussions with the Bonneville County Planning and Zoning Commission resulted in their tentative approval provided the Company install new sewer lines to replace the use of septic tanks. In January, 1995, the Company hired an independent MAI appraiser to appraise the lots to assist in developing its marketing strategy. The Company also hired Benton Engineering of Idaho Falls to assist in the technical aspects of platting out the lots, developing roads, sewer lines and other utilities.

         Last year, however, the Company changed its development plans with respect to the Panorama Hills project and is not presently pursuing plans to develop the land, however, the land is for sale. One factor that lead to the change in plans is the slowdown in economic development and related decrease in consumer demand for new housing in the Idaho Falls area. Another factor is Panorama's rescission of the media due bills, trade dollars, and other credits for the retorn of shares of its common stock. Panorama had planned on using such credits as a portion of the financing required for development of the land.

         During 1996, Panorama purchased a time share in a vacation resort called the San Clemente Inn in Orange County, California. The time share was acquired by trading $5,000 worth of ITEX trade dollars which were obtained for consulting services.


ITEM 2.  Properties.

         See "Item 1" above, and also, the Company utilizes space on a rent-free basis in the office of one of its principal shareholders, Capital General Corporation. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation or increased use of the available facilities. The Company has no agreements with respect to the maintenance or future acquisition of office facilities.

ITEM 3.  Legal Proceedings.

         In March, 1993, the Company was advised that a lis pendens had been filed against the Idaho Falls subdivision by Uintah Resources Company, plaintiff, a former partner of AMR Corporation, the seller of the property to the Company. Uintah claims that it has a 1/2 interest in the property by virtue of agreements with the previous owner, AMR. The Company was not advised or aware at the time of purchase of any agreements with the former owner and any other parties. The Company secured title insurance for the purchase price of $2,300,000 and is being defended in this action by the title insurance company which is obligated to pay the costs of defending this action and any losses incurred. The legal proceedings were settled in December, 1995, and the Company now has clear title to the land.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposes that civil monetary penalties totalling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:3-47 et. seq. by
(1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, not including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, not including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3-50(b),
(1), (2), (3), (9), (11) and (12) of the securities of Capital General Corporation and the other 74 respondent corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3-50(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

         Capital General and David Yeaman filed answers denying the material allegations of said complaint and resisting the imposition of said civil monetary penalties, and the said Order Denying Exemptions and to Cease and Desist. Subsequently the issues raised in said complaint and order were settled by agreement between the said Bureau of Securities and Mr. Yeaman and Capital

General Corporation in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of said consent order, all claims in the complaint against all named respondents were settled by the payment of $3,000 civil penalty, and the order was modified so that it does not to apply to 27 of the respondent companies; however said order does still apply to the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of March, 1997, there were 425 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1996

                                                1996             1995              1994              1993             1992
Total Assets...........................      617,513          630,357         3,987,178         4,012,213        4,023,129
Net Sales...............................       - 0 -            - 0 -           104,000            44,000                0
Operating Expenses..................           8,983        1,975,111            84,945            23,517           60,990
Net Earnings (Loss).................          11,826       (1,960,141)          (41,004)          (16,763)            (891)
Per Share Data Earnings (Loss)...                .00            (.33)             (.01)              (.00)            (.00)
Average Shares Outstanding.......          5,930,700        5,930,700         6,250,700         6,250,700        6,250,700


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         As discussed above (see "ITEM 1. Business"), the Company has been in existence since January 14, 1988. The Company's subsidiary, Panorama Industries, Inc. has been in existence since August 25, 1986. On December 20, 1991, Panorama acquired 300 acres of residential real estate overlooking Idaho Falls, Idaho. This property was originally developed and subdivided in the late 1970's into 2 1/2 acre lots, which was the minimum allowed by the Bonneville County Planning and Zoning Commission for subdivisions utilizing septic tanks. Approximately 55 lots were sold by the previous owner, AMR Corporation, which filed a Chapter 11 bankruptcy and ceased development of the property for several years. AMR Corporation then sold the property to the Company as part of its resolving its bankruptcy condition. During this time, economic conditions in the Idaho Falls area changed such that the Company believed that a significantly different approach to developing the property would achieve greater success.

         In November, 1993, the Company employed Washington Development Group, Inc. of Bellevue, Washington, a real estate development and consulting firm, to develop a "Market and Feasibility Study with Development Recommendations". Their report, which the Company had intended to follow, concluded that a better approach to the development would be to re-plat the subdivision utilizing as much as possible the existing improvements on the property to expand the number of available homesites by sub-dividing the property into 1/3 to 1/2 acre lots for residential housing. The new subdivision would have been renamed tentatively "Bridle Trails" and would consist of approximately 578 lots after dedicating property for an elementary school, an equestrian facility, equestrian riding trails and new roads. Preliminary discussions with the Bonneville County Planning and Zoning Commission resulted in their tentative approval provided the Company install new sewer lines to replace the use of septic tanks. The Company hired an independent appraiser to appraise the lots to assist in developing its marketing strategy. The Company has also hired Benton Engineering of Idaho Falls to assist in the technical aspects of platting out the lots, developing roads, sewer lines and other utilities.

         The MAI appraisal dated January 25, 1995 showed an "as is" value of $317,000 and a developed value of the first phase of $2,550,000. When the Company purchased the property, it realized that the property was depressed in value because of the previous owner's inability to complete the development of the property and then promote and market it. However, the Company purchased the property for $2,300,000 through a combination of cash and stock which value was arrived at by extensive and thorough investigation, the value as determined in the Manwaring appraisal, obtaining title insurance on the property for the full purchase price, and representations made by AMR, the previous owner, based on the actual costs incurred. This original valuation was recently substantiated by the Market and Feasibility Study by Washington Development which projects potential profit of over $1,900,000 on phases I and II. The Company believed then and still believes the project to be worth $2,300,000. However, the Company encountered objections to the property's valuation as well as other financial statement valuations by the National Association of Securities Dealers, Inc.
(NASD) when the Company attempted to list its common stock on the NASD Bulletin Board. In order to resolve the NASD's concerns over the property's valuation for the Bulletin Board listing desired by the Company, the Company requested the new MAI appraisal. The Company had a second appraisal performed in December, 1995, which valued the land at $330,000. In December, 1995, the litigation over the lis pendens was settled by the title company and the Company now has clear title on all of its properties.

        Last year, however, the Company changed its development plans with respect to the Panorama Hills project and is not presently pursuing plans to develop the land, however, the land is for sale. One factor that lead to the change in plans is the slowdown in economic development and related decrease in consumer demand for new housing in the Idaho Falls area. Another factor is Panorama's rescission of the media due bills, trade dollars, and other credits for the return of shares of its common stock. Panorama had planned on using such credits as a portion of the financing required for development of the land.

         In July, 1992, Panorama entered into an agreement with Haydon, Ives & Neal, Inc. in which the Company issued 210,000 shares of its common stock in exchange for $1,050,000 in radio and tv advertising and production credits referred to as media due bills and $250,000 in Travel Paradise certificates (which were substituted for ITEX trade dollars). Also, in July, 1992, the Company entered into an agreement with ITEX Corporation to exchange 110,000 shares of the company's common stock for $400,000 in media due bills and $150,000 in ITEX trade dollars. These acquisitions were made with the view of utilizing them in connection with the Company's business, in particular, to trade for goods and services which would assist the Company in developing its Idaho Falls property. Because of the delays experienced with the above-referenced lis pendens and the Company's inability to effectively utilize the trade dollars in developing the property, the Company rescinded the issuance of the 320,000 shares of common stock and transfer of the media due bills and ITEX trade dollars.

         The Company originally anticipated selling some of its properties including some of the new lots in the proposed Bridal Trails subdivision in order to finance its development expenses and, as stated above, the Company anticipated utilizing the ITEX barter credits to assist in development expenses and marketing costs. However, because of the litigation over the lis pendens the Company has been unable to complete its plans and market conditions have changed in the Idaho Falls area. Further, the Company obtained an MAI appraisal in February, 1995, and a second appraisal in December, 1995, which valued the Panorama Hills property at $317,000 and $330,000 respectively. All of these factors pursuaded management of the Company to modify its development plans and consider selling the Panorama Hills property, and also played an integral part in management's decision to rescind the acquisition of the media due bills and ITEX barter credits and cancel the 320,000 shares which were issued as their consideration.

         There were no sales in 1995 or 1996. The Company had an operating loss decrease from $1,975,111 in 1995 to $8,983 (general and administrative expenses) in 1996. The 1995 operating loss was due to (1) a $1,955,000 loss from impairment of land value write down as discussed above, and (2) general and administrative expenses of $20,111. Interest, consulting income and government subsidy in the amount of $20,809 ($14,970 in 1995) resulted in a 1996 net income of $11,826 ($1,960,141 loss in 1995). Interest income for 1995 is the result of
(1) a sale of land on contract in 1993 which pays approximately $450 monthly with an interest rate of 9%, and (2) a sale of land on contract in 1994 which has an interest rate of 12% on the unpaid principal balance ($19,255 at December 31, 1996).

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed at inception and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                               Age      Position
David R. Yeaman                    50       President, Director

Krista Nielson                     34       Secretary/Treasurer, Director

         DAVID R. YEAMAN, has been Director of the Company since inception, and, in addition to his management position with the Company, has been President of Capital General Corporation since its inception in 1971 to the present. Mr. Yeaman has been involved in numerous development stage companies since he assisted in organizing Capital General. During the last five years, in connection with Capital General, he has been primarily involved in the organization and promotion of various shell companies. Mr. Yeaman serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc., a family holding company, Four Star Ranch, Inc., a farmland development company, Yeaman Auto Sales, Inc., an automobile dealership company, Financial Connections, Inc. and Peak Experience, Inc., financial consulting companies. Mr. Yeaman devotes his time primarily to his role as President of Capital General and to the financial consulting activities in which Capital General engages.

         Krista Nielson, has been Director of the Company since inception. In addition to her management position with the Company, she has been since 1986 an officer and director of Capital General Corporation, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Yeaman Auto Sales, Inc., an automobile dealership company, Four Star Ranch, Inc., a farmland development company, Creative Financial Corporation and Visual Impact Corporation, financial consulting companies, and National Stock Transfer, Inc., a stock transfer agency company. Ms. Nielson devotes her time primarily to her role as Vice President of Capital General and to the financial consulting activities in which Capital General engages.

         The management of Capital General is essentially the same as that of the Company and, as the Company's largest shareholder, Capital General exerts considerable influence in the election of the Company's officers and directors. Capital General is a private venture capital and financial consulting firm, incorporated in Utah in 1971. Capital General is a closely held corporation with eight shareholders and is not an investment company under The Investment Companies Act of 1940. A majority of the stock of Capital General is owned by Yeaman Enterprises, Inc., a private corporation which is, in turn, owned by certain members of the family of David R. Yeaman; Krista Nielson is also an officer and director of Yeaman Enterprises, Inc.

         Each of the above directors of the Company is a director of Saber Capital, Inc., Vicuna, Inc., Why Not?, Inc., Grandeur, Inc., Kowtow, Inc., Radar Resources, Inc., Alpaca, Inc., Bonito Industries, Inc., Cetacean Industries, Inc., Star Dolphin, Inc., Flamingo Capital, Inc., Gopher, Inc., Hyena Capital, Inc., Jackal Industries, Inc., Longhorn, Inc., Macaw Capital, Inc., Environmental Development Corporation, Ultronics Corporation, Bioethics, Ltd., Quantitative Methods Corporation and Bio-Chem, Inc. which are companies subject to the requirements of Section 15(d) of the Exchange Act. None of the directors are directors or officers of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

         On February 8, 1996, David R. Yeaman was charged in the United States District Court for the Eastern District of Pennsylvania with conspiracy, wire fraud and fraud in the offer, purchase and sale of securities, in violation of 18 U.S.C. Sections 2, 371 and 1343; 15 U.S.C. Sections 77q(a), 77x, 78j(b), and 78ff; and Rule 10b-5 promulgated by the Securities and Exchange Commission, Title 17, Code of Federal Regulations, Section 240.10b-5 (1986).

         On February 22, 1996, Mr. Yeaman entered his not guilty plea to all charges. The allegations against Mr. Yeaman are based on the government's claims that he and five of the other defendants named in the proceeding violated the aforesaid laws by inflating the apparent worth of certain reinsurance companies by leasing them alleged worthless securities. Specifically, it is alleged that Mr. Yeaman, with other defendants, engaged in practices which falsely increased the quoted prices of the securities and misrepresented restricted securities as free trading securities. Based on these allegations, the charges against Mr. Yeaman include one count of conspiracy, seven counts of wire fraud, six counts of securities fraud, and aiding and abetting with respect to each count. The trial began March 10, 1997, and is expected to last approximately six to eight weeks.

         The U.S. Securities and Exchange Commission, Securities Act of 1933 Release No. 7008 and Securities Exchange Act of 1934 Release No. 32669 announced that on July 23, 1993, it ordered David R. Yeaman and Capital General Corporation to permanently cease and desist from committing or causing further violations of Section 5(a) and (c) and 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(g) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20 and 13d-1(c) thereunder.

         Krista Nielson was ordered to permanently cease and desist from committing or causing further violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 12b-20 thereunder. In addition, the Commission ordered the revocation of the registration of the common stock of Altara International, Inc., Arrow Management, Inc., Atlas Equity, Inc., Dynamic Associates, Inc., Energy Systems, Inc., Four Star Ranch, Inc., Panorama Industries, Inc., Partisan Corporation, Quiescent Corporation, Saber, Inc., Upsilon, Inc., Vicuna, Inc., Why Not?, Inc., Xebec Galleon, Inc., Zebu, Inc., and Zeus Enterprises, Inc. pursuant to Section 12(j) of the Exchange Act. The Commission found that each of the issuers had filed a registration statement on Form 10 that contained materially false and misleading statements in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder.

         Each of the respondents had submitted an Offer of Settlement consenting to the entry of the Order without admitting or denying the allegations in the Order. Prior to the submission of the Offers of Settlement, Capital General, on behalf of the above mentioned companies, except for Panorama Industries, Inc., filed a registration statement on Form S-1 during December of 1992 to register the common stock of those companies under the Securities Act of 1933. Concurrently with the signing of the Offers of Settlement, the Registration Statement was declared effective on June 30, 1993. A Post Effective Amendment was filed and declared effective September 2, 1993. Although the registration of the common stock under Section 12(g) of the 1934 Act was revoked on July 23, 1993, the companies are now registered and reporting under the Securities Act of 1933 by virtue of the filing of Form S-1 as indicated by Commission File No. 33-55254.

         During 1986 and 1987, Capital General gifted very small percentages of stock (usually 100 shares to each giftee) in the following companies, to approximately 1,000 persons or entities: Amenity, Inc., Dogmatic, Inc., Mystic Industries, Inc., Highland Mfg., Inc., Kowtow, Inc., Noble Industries, Inc., Oryan Capital Corporation, Pegasus Star Enterprise, Inc., Showstoppers, Inc., Hightide, Inc., Grandeur, Inc., Fantastic Industries, Inc., Jugglar, Inc., Xebec Galleon, Inc., Golden Home Health Care Equipment Centers, Inc., Nighthawk Capital, Inc., Instrument Development Corporation, Panther Industries, Inc., Owl Enterprises, Inc., Quail, Inc., GBS Technologies Corporation, H & B Carriers, Inc., Florida Growth Industries, Inc., Macaw, Inc., Longhorn Enterprise, Inc., Koala Corporation, Yahwe Corporation, Star Dolphin, Inc., Jackal, Inc., Hyena Capital, Inc., Gopher, Inc., Flamingo Capital, Inc., Egret, Inc., Cetacean Industries, Inc., Bonito, Inc., Alpaca, Inc., Zeus Enterprise, Inc., Tamarind, Inc., Saber, Inc., Radar, Inc., Quiescent Corporation, Vanadium, Inc., Upsilon, Inc., Why Not?, Inc., Bestmark, Inc., Missouri Illinois Mining Co., Inc.

         Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub
nom Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992. All of the remaining companies listed above were parties to the H&B Carriers order.

         Both of these actions sought suspension of transactional exemptions respecting the shares of these companies pursuant to Section 14 (3) of the Utah Uniform Securities Act. Capital General defended both actions on the grounds that the Utah Uniform Securities Act did not apply to gifts of securities, that the gifts were good faith gifts specifically exempted by the Act, and that in any event even if it had "sold" shares in violation of the Act, suspension of transactional exemptions was not an authorized remedy under the statute. These defenses were rejected at the administrative agency level, and upon judicial review at the District Court level and by the Utah Court of Appeals.


ITEM 11.  Executive Compensation.

         The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. No remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                Amount of                   Percent
Title of class            of beneficial owner                        beneficial ownership            of class

Common Stock              David R. Yeaman(1,2)                            1,534,000                    27.49%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Capital General Corporation(1,2)                1,338,300                    23.98%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Jack Kalaf                                        924,000                    16.56%
                          Level 20, 56 Pitt Street
                          Sydney, NSW, 2000 Australia

Common Stock              John Read                                         924,000                    16.56%
                          Level 20, 56 Pitt Street
                          Sydney, NSW, 2000 Australia

Common Stock              Gordon Crofts                                     528,000                     9.46%
                          242 South 200 East
                          Salt Lake City, Utah  84111

Common Stock              Krista Nielson(1,2)                                80,000                     1.43%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              All Officers and Directors as a Group(1,2)      2,952,300                    52.90%


  (1)Capital General Corporation, Krista Nielson and David R. Yeaman may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

  (2)Capital General Corporation is a private corporation. The majority of its shares (80%) are owned by another private corporation, Yeaman Enterprises, Inc. The stockholders of Yeaman Enterprises are members of the family of David R. Yeaman, who is also an officer and director of the Company and Capital General. Mr. Yeaman's beneficial ownership of the securities of the Company includes shares directly owned by Capital General and Yeaman Enterprises. Although Yeaman Enterprises is nominally owned by Mr. Yeaman's children, Mr. Yeaman beneficially owns shares nominally owned by Yeaman Enterprises in that he has the power to vote or direct the voting of the shares and the power to dispose of or to direct the disposition of the shares. Other owners of the stock of Capital General include Krista Nielson, the Company's Secretary/Treasurer. Mr. Yeaman and Ms. Castleton control and have beneficial ownership of the shares owned by Capital General and Profit Financial and exercise shared voting power and shared investment power over those shares.

ITEM 13.  Certain Relationships and Related Transactions.

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 1996, 1995 and 1994.



         Reports on Form 8-K.

         There were no reports on Form 8-K filed during the fiscal year ending December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ARROW MANAGEMENT, INC.



Date: March 3, 1997                        By: s\David R. Yeaman
                                    David R. Yeaman, President, CEO and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: March 3, 1997                        By: s\David R. Yeaman
                                    David R. Yeaman, President, CEO and Director




Date: March 3, 1997                         By: s\Krista Nielson
                                            Krista Nielson, Secretary/Treasurer
                                               and Director

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

Members of:                                          Crandall Building Suite 700
American Institute of                                          10 West 100 South
     Certified Public Accountants                     Salt Lake City, Utah 84101
Utah Association of                                    Telephone: (801) 575-8297
     Certified Public Accountants                      Facsimile: (801) 575-8306
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Arrow Management, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Arrow Management, Inc. (a development stage company) and Subsidiary as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of January 14, 1988 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Management, Inc. (a development stage company) and Subsidiary as of December 31, 1996 and 1995 and the results of their operations, changes in stockholders' equity and their cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period of January 14, 1988 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.


                                                s\Smith & Company
                                                CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 28, 1997

See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,
                                                                                           1996            1995
ASSETS

  CURRENT ASSETS
       Cash in bank                                                               $       21,844   $      18,005
       Current portion of contracts receivable (Note 8)                                   21,945          32,604
                                                                                  --------------   -------------
                                                         TOTAL CURRENT ASSETS             43,789          50,609

   OTHER ASSETS
       Real estate (Note 6)                                                              395,000         390,000
       Investment security (Note 9)                                                      150,003         158,337
       Long-term portion of contracts receivable (Note 8)                                 28,721          31,411
                                                                                  --------------   -------------
                                                                                         573,724         579,748
                                                                                  --------------   -------------
                                                                                  $      617,513   $     630,357
                                                                                  ==============   =============

LIABILITIES & EQUITY

    CURRENT LIABILITIES
       Accrued expenses payable                                                   $        1,215   $       9,214
       Note payable and accrued interest - related party (Note 11)                             0           8,337
                                                                                  --------------   -------------
                                                    TOTAL CURRENT LIABILITIES              1,215          17,551

       Minority interest in subsidiary                                                    57,000           3,000

    STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
         Authorized - 50,000,000 shares
         Issued and outstanding - 5,580,700 shares
           (5,930,700 shares at 12/31/95)                                                  5,581           5,931
       Additional paid-in capital                                                      2,514,667       2,568,317
       Deficit accumulated during development stage                                   (2,010,953)     (2,022,779)
       Unrealized gain on investment security (Note 9)                                    50,003          58,337
                                                                                  --------------   -------------
                                                   TOTAL STOCKHOLDERS' EQUITY            559,298         609,806
                                                                                  --------------   -------------

                                                                                  $      617,513   $     630,357
                                                                                  ==============   =============


See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    1/14/88
                                                                                                                   (Date of
                                                                         Years ended December 31,               inception) to
                                                                    1996            1995            1994           12/31/96
Net sales                                                      $          0   $          0    $    104,000   $      148,000
Cost of sales                                                             0              0          70,195          118,626
                                                               ------------   ------------    ------------   --------------
                                               GROSS PROFIT               0              0          33,805           29,374

Loss from impairment of land value (Note 6)                               0      1,955,000               0        1,955,000
General and administrative expenses                                   8,983         20,111          84,945          202,526
                                                               ------------   ------------    ------------   --------------
                                           OPERATING (LOSS)          (8,983)    (1,975,111)        (51,140)      (2,128,152)

Other income
            Interest                                                  8,550          8,454           3,620           78,966
            Consulting                                                5,000              0               0            5,000
            Government subsidy                                        7,259          6,516           6,516           33,233
                                                               ------------   ------------    ------------   --------------
                                         TOTAL OTHER INCOME          20,809         14,970          10,136          117,199
                                                               ------------   ------------    ------------   --------------
                      NET INCOME (LOSS) BEFORE INCOME TAXES          11,826     (1,960,141)        (41,004)      (2,010,953)

Provision for income taxes                                                0              0               0                0
                                                               ------------   ------------    ------------   --------------
                                          NET INCOME (LOSS)    $     11,826   $ (1,960,141)   $    (41,004)  $   (2,010,953)
                                                               ============   ============    ============   ==============
Net income (loss) per weighted average
     common shares outstanding                                 $        .00   $       (.33)   $       (.01)
                                                               ============   ============    ============
Weighted average number of common shares
             outstanding used to compute net income (loss)        5,930,700      5,930,700       6,250,700
                                                               ============   ============    ============



See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                    Common Stock                Additional           During
                                                                   Par Value $.001               Paid-In          Development
                                                                Shares          Amount           Capital             Stage
Balances at 1/14/88
            (Date of inception)                                      0     $         0     $           0      $           0
            Issuance of common stock (restricted)
               at $.002 per share, 1/14/88                   1,000,000           1,000             1,000
            Acquisition of subsidiary(1)                     5,250,700           5,251            (3,251)            (1,960)
            Net loss for period                                                                                      (1,960)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/88                                         6,250,700           6,251            (2,251)            (3,920)
            Net loss for year                                                                                           (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/89                                         6,250,700           6,251            (2,251)            (3,940)
            Net loss for year                                                                                           (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/90                                         6,250,700           6,251            (2,251)            (3,960)
            Assets acquired by subsidiary                                                      4,420,000
            Minority interest adjustment                                                         (12,000)
            Net loss for year                                                                                           (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/91                                         6,250,700           6,251         4,405,749             (3,980)
            Debentures canceled                                                               (2,000,000)
            Assets acquired by subsidiary                                                      1,600,000
            Minority interest adjustment                                                          (8,000)
            Net loss for year                                                                                          (891)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/92                                         6,250,700           6,251         3,997,749             (4,871)
            Minority interest adjustment                                                          (2,000)
            Net loss for year                                                                                       (16,763)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/93                                         6,250,700           6,251         3,995,749            (21,634)
            Net loss for year                                                                                       (41,004)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/94                                         6,250,700           6,251         3,995,749            (62,638)
            Trade and media credits canceled
               (Note 7)                                       (320,000)           (320)       (1,446,432)
            Minority interest adjustment                                                          19,000
            Net loss for year                                                                                    (1,960,141)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/95                                         5,930,700           5,931         2,568,317         (2,022,779)
            Reissuance of erroneously canceled
               shares during 1995 (Note 7)                     110,000             110              (110)
            Cancellation of previously issued
               shares related to acquisition of
               subsidiary (Note 4)                            (460,000)           (460)              460
            Minority interest adjustment                                                         (54,000)
            Net income for year                                                                                      11,826
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/96                                         5,580,700     $     5,581     $   2,514,667      $  (2,010,953)
                                                             =========     ===========     =============      =============
(1)  Acquisition  actually  occurred on  September  30,  1993,  but is reflected earlier under the pooling-of-interests method of accounting.

See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   1/14/88
                                                                                                                  (Date of
                                                                         Years ended December 31,               inception) to
                                                                   1996             1995            1994          12/31/96
OPERATING ACTIVITIES
           Net income (loss)                               $      11,826   $   (1,960,141)  $     (41,004)  $   (2,010,953)
           Adjustments to reconcile net income (loss) to
              cash provided (required) by operating
              activities:
                Amortization                                           0                0               0              100
                Cost of land sold                                      0                0          60,000          105,000
                Non-cash income                                   (5,000)               0               0           (5,000)
                Itex Trade Dollars used                                0                0               0            8,248
                Loss from impairment of land
                  value (Note 6)                                       0        1,955,000               0        1,955,000
           Changes in assets and liabilities:
                Trade dollars                                          0                0           6,964                0
                Loans receivable                                       0                0          11,205                0
                Contracts receivable                              13,349           16,104         (41,944)         (50,666)
                Accrued expenses                                  (7,999)         (16,602)         16,616            1,215
                                                           -------------   --------------   -------------   --------------
                            NET CASH PROVIDED (REQUIRED)
                                 BY OPERATING ACTIVITIES          12,176           (5,639)         11,837            2,944
INVESTING ACTIVITIES
           Purchase of real estate                                     0                0               0         (105,000)
           Organization costs                                          0                0               0             (100)
                                                           -------------   --------------   -------------   --------------
                                      NET CASH (USED) BY
                                    INVESTING ACTIVITIES               0                0               0         (105,100)
FINANCING ACTIVITIES
           Proceeds from sale of common stock (1)                      0                0               0          124,000
           Loans                                                       0            8,337               0           10,417
           Repayments                                             (8,337)               0            (647)         (10,417)
                                                           -------------   --------------   -------------   --------------
                         NET CASH PROVIDED (REQUIRED) BY
                                    FINANCING ACTIVITIES          (8,337)           8,337            (647)         124,000
                                                           -------------   --------------   -------------   --------------
                             INCREASE (DECREASE) IN CASH
                                    AND CASH EQUIVALENTS           3,839            2,698          11,190           21,844

           Cash and cash equivalents at beginning
              of year                                             18,005           15,307           4,117                0
                                                           -------------   --------------   -------------   --------------
                               CASH AND CASH EQUIVALENTS
                                          AT END OF YEAR   $      21,844   $       18,005   $      15,307   $       21,844
                                                           =============   ==============   =============   ==============
SUPPLEMENTAL INFORMATION
           Cash paid for interest                          $         477   $            0   $          13   $          676
                                                           =============   ==============   =============   ==============
SUPPLEMENTAL INVESTING ACTIVITY DISCLOSURE
In July, 1992,  Panorama issued 320,000 shares of stock for trade credits with a cost of $1,600,000. These shares were returned to the Company in December, 1995, in connection with a rescission  agreement.  In December,  1996,  110,000 shares were reissued. See Note 7 for details of the foregoing transactions.

In December, 1996, the Company canceled 460,000 shares of its common stock as set forth in Note 4.

(1) Stock of subsidiary was $122,000.

See Notes to Consolidated Financial Statements.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:               SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
                      The Company's accounting policies reflect current accounting practices and conform to generally accepted accounting principles. The following policies are considered to be significant.

                      Accounting Method
                      The accompanying financial statements have been prepared on the accrual method using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. All assets are listed at historical cost as adjusted for asset impairment.

                      Revenue Recognition
                      Revenue is recognized  upon  completion of sales including
                      adequate   payment   arrangements  to  reasonably   assure
                      collection of related receivables, if any.

                      Dividend Policy:
                      The Company has not yet adopted any policy regarding payment of dividends.

                      Income Taxes:
                      The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred assets is recorded when it is more likely than not that such tax benefits will not be realized.

                      Basis of Presentation
                      The consolidated financial statements include the accounts of the Company and Panorama Industries, Inc. ("Panorama"), a subsidiary owned 90.73% by the Company. All significant intercompany transactions and balances have been eliminated.

                      Earnings (Loss) per Share
                      Earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during each period.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2:               DEVELOPMENT STAGE COMPANY AND BUSINESS ACTIVITY
                      The Company was incorporated under the laws of the State of Nevada on January 14, 1988 and has been in the development stage since incorporation. The Company acquired a substantial amount of land through its acquisition of Panorama (See Notes 4 and 6). The Company holds real estate for investment and possible future development and sales. The Company also may acquire interests in various other business opportunities which, in the opinion of management, will provide a profit to the Company. Additional external financing or other capital may be required to proceed with any business plan which may be developed by the Company.

NOTE 3:               CAPITALIZATION
                      On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized common stock consists of 50,000,000 shares at $.001 par value.

NOTE 4:               ACQUISITION OF SUBSIDIARY
                      On September 30, 1993, the Company issued 5,250,700 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama, an affiliated company. Panorama became a subsidiary of the Company. The transaction has been accounted for under the pooling-of-interests method of accounting. Therefore, the financial statements have been restated as if the Companies had been consolidated for all periods presented. In December, 1996, the Company canceled 460,000 shares of its common stock held for issuance to a shareholder of Panorama. As a result of this transaction, Arrow's ownership of Panorama was reduced from 99.45% to 90.73%.

NOTE 5:               RELATED PARTY TRANSACTIONS
                      The Company neither owns or leases any real property, other than the land held for development. Office services are provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                      During 1994, Panorama paid a $520 fee to a related party for services. During 1996, Panorama repaid a loan that was obtained from a related party during 1995 (see Note 11).

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6:               REAL ESTATE AND LAND
                      On December 20, 1991, Panorama acquired various parcels of real estate for 460,000 shares of its common stock, $120,000 cash, and assumption of approximately $30,000 in unpaid property taxes. The real properties located in the State of Idaho consist of 100 acres of Tall Timber
                      Estates, Bingham County; 300 acres of Panorama Hills, Bonneville County; two building lots in Arco; Mt. Juniper building lot in Lava Hot Springs; Salem River lot, Lemhi County; and six Hall City Townsite lots in Bannock County. The property acquired in the State of Utah consists of six town home lots in St. George, Washington County. The properties purchased were believed by Company management to have a retail market value of approximately $2,600,000. During 1993, one of the properties in Bannock County was sold. During 1994, the St. George property was sold (see
                      Note 8).

                      Panorama retained a development planning firm in November, 1993, to conduct a new feasibility study and to make development recommendations for the Panorama Hills project. The study was completed with the recommendation by the consultant that the project be renamed "Bridal Trails" and be replatted to consist of approximately 578 1/3 to 1/2 acre lots. This proposed change would increase the number of lots by over 300%. An engineering firm was retained to plan for water, sewer, roads and other improvements. The actual construction was expected to commence within the next six to nine months.

                      A January, 1995, MAI appraisal determined the value of the Panorama Hills land on an "as is" basis to be $317,000. At December 31, 1994, the Company had no intention or need to sell the land. The land was acquired for development over a period of time. After development, improvements, and implementation of marketing plans, the Company expected to realize income substantially in excess of its costs in the land. A market feasibility report (see preceding paragraph) projected potential profit of over $1,900,000 on phases I and II (276 lots - out of a total of 578 lots). At December 31, 1994, management felt that any decline in value was temporary.

                      During 1994, a Lis Pendens (pending lawsuit) was recorded against the Panorama Hills land relating to title to the land. The cost of defending this legal action and any loss sustained is covered by a title insurance company. This action caused a delay in the timetable for development of the land. The Lis Pendens was settled in December, 1995, and the Company now has clear title to the land.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6:               LAND (continued)
                      During December, 1995, the Company changed its development plans with respect to the Panorama Hills project and is not presently pursuing plans to develop the land, however, the land is available for sale. One factor that lead to the change in plans is the slowdown in economic development and related decrease in consumer demand for new housing in the Idaho Falls area. Another factor is Panorama's rescission of the media due bills, trade dollars, and other credits (as discussed in Note 7) for the return of shares of its common stock. Panorama had planned on using such credits as a portion of the financing required for development of the land.

                      During 1996, Panorama purchased a time share in a vacation resort called the San Clemente Inn in Orange County, California. The time share was acquired by trading $5,000 worth of ITEX Trade Dollars which were obtained for consulting services.

                      Impairment of Land Value
                      In 1995, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of this SFAS is required for financial statements for fiscal years beginning after December 15, 1995, however, earlier application is encouraged. The Company has elected to adopt SFAS No. 121 effective for 1995. SFAS No. 121 provides that restatement of previously issued financial statements is not permitted. In conformity with SFAS No. 121 and based on an A.R.A. appraisal in December, 1995, which valued the land at $330,000, Panorama is showing the value of the Panorama Hills land at $330,000 at December 31, 1995. The loss from write-down of the land value from $2,285,000 to $330,000 is accounted for in the 1995 statement of operations as an operating loss of $1,955,000. The new cost basis of such land for financial reporting purposes is now $330,000.

NOTE 7:               MEDIA DUE BILLS, TRADE DOLLARS AND TRAVEL CERTIFICATES
                      In July, 1992, Panorama entered into an agreement with ITEX Corporation ("ITEX") to exchange 110,000 shares of its common stock for $550,000 in trade credits ($400,000 in radio and television advertising and production credits referred to as media due bills and $150,000 in ITEX Trade Dollars).

                      Also in July, 1992, Panorama entered into an agreement with Haydon, Ives & Neal, Inc. ("Haydon") to exchange 210,000 shares of its common stock for $1,050,000 in trade credits ($800,000 in radio and television advertising and production credits referred to as media due bills and $250,000 in Travel Paradise certificates). Panorama intended to exchange the advertising and production credits, trade dollars and travel certificates for goods and services for the land development projects and other business activities. During 1993, the travel certificates were exchanged for $250,000 of additional ITEX Trade Dollars.

                      In December, 1995, Panorama entered into a rescission agreement with Haydon whereby Panorama received back the
                      320,000 shares of its common stock in exchange for the remaining balance of $1,446,752 of advertising credits and ITEX Trade Dollars (the amount on hand at December 31,
                      1994). The transaction has been accounted for by reducing common stock at par value by $320 and additional paid-in capital by $1,446,432. No gain or loss on the transaction was recorded in accordance with the terms of the agreement. In December, 1996, 110,000 shares relating to the ITEX Trade Dollars were reissued due to an erroneous cancellation. Common stock was therefore increased by $110 and additional paid-in capital decreased by $110.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8:               CONTRACTS RECEIVABLE
                      During 1993, real estate was sold on contract. The contract requires monthly payments of $451 at an interest rate of 9%. At December 31, 1996, the current portion of the receivable was $2,690 and the long-term portion was $28,721 for a total of $31,411.

                      During 1994, additional real estate was sold on contract. The balance of $44,000 was due in September, 1995. The contract was renegotiated in November, 1995, after being paid down to $29,840. The interest rate on the note is 12%. At December 31, 1996, the balance owing on the note was $19,255 (including accrued interest of $94).

NOTE 9:               INVESTMENT SECURITY
                      The investment consists of 66,668 shares of Profit Financial Corporation (an entity that was affiliated with the Company at December 31, 1994, but not at December 31, 1995 or 1996). The quoted market value at December 31, 1996, was $2.25 per share. Pursuant to SFAS No. 115, the investment is considered to be an equity security and is categorized as available-for-sale and the increase in the market value of $50,003 at December 31, 1996, is shown in the equity section of the balance sheet.

NOTE 10:              NET OPERATING LOSS CARRYOVER
                      The  Company  and  Panorama  had  a  net  operating   loss
                      carryover of $55,953 at December 31, 1996, that if not used will expire as follows:

                                                                                         Company's            Panorama's
                              Year Ended                   Expiration Date                 Loss                  Loss
                           December 31, 1988              December 31, 2003         $           1,950       $            0
                           December 31, 1989              December 31, 2004                        10                    0
                           December 31, 1990              December 31, 2005                        10                    0
                           December 31, 1991              December 31, 2006                        10                    0
                           December 31, 1992              December 31, 2007                        20                    0
                           December 31, 1993              December 31, 2008                         0                7,808
                           December 31, 1994              December 31, 2009                         0               41,004
                           December 31, 1995              December 31, 2010                         0                5,141

                                                                                    $           2,000       $       53,953

                      Due to the Company's activities as a development stage company, there is not a sufficient basis for making an estimate of future income. At December 31, 1996, the Company has not recorded a deferred tax asset. There may be a deferred tax asset, but the amount, if any, cannot be determined at this time, therefore, the amount has been reserved 100%.

                      The tax basis of the Panorama land (see Note 6 regarding impairment of land value) is $2,285,000 (now $330,000 for financial reporting purposes). At the time of disposal of such land, the gain or loss for income tax purposes will be based on the original recorded cost of the property ($2,285,000). For financial reporting purposes, gain or loss on disposal of such land will be based on the "new" cost basis ($330,000).

NOTE 11:              NOTE PAYABLE - RELATED PARTY
                      In July, 1995, Panorama borrowed $8,000 from a related party. The note had an interest rate of 9% and was due July, 1996. The balance of the note including accrued interest was $8,337 at December 31, 1995. The note plus accrued interest was paid in full in March, 1996 for a total of $8,477.