Form 10-Q
period 1997-03-31
ARROW MANAGEMENT INC
filed 1997-05-14
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

              Class                            Outstanding as of May, 1997
 $.001 PAR VALUE CLASS A COMMON STOCK                 5,580,700 SHARES

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company had net income of $1,073 for the three month period ended March 31, 1997, which includes interest income of $812 and government subsidy of $261; as compared to the three month period ended March 31, 1996 loss of $2,145 consisting of general and administrative expenses of $3,731 less interest income of $1,586.

         Liquidity and Capital Resources

         Net current assets at March 31, 1997 were $44,358 as compared to net current assets at December 31, 1996 of $42,574. The increase in net current assets of $1,784 was due to an increase in cash of $20,978 and a decrease in current receivables of $19,194, due to the payoff of a contract receivable.

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



                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEETS


                                                                      3/31/97              12/31/96
                                                                     Unaudited              Audited
                                                                   -------------         ------------
         ASSETS

CURRENT ASSETS
     Cash in bank                                               $           42,822       $             21,844
     Current portion of contracts receivable                                 2,751                     21,945
                                                                ------------------       --------------------
                  TOTAL CURRENT ASSETS                                      45,573                     43,789

OTHER ASSETS
     Real Estate                                                           395,000                    395,000
     Investment security                                                   150,003                    150,003
     Long-term portion of contracts receivable                              28,010                     28,721
                                                                ------------------       --------------------
                  TOTAL OTHER ASSETS                                       573,013                    573,724
                                                                ------------------       --------------------

                                                                $          618,586       $            617,513
                                                                ==================       ====================

         LIABILITIES & EQUITY

CURRENT LIABILITIES
     Accrued expenses payable                                   $            1,215       $              1,215
                                                                ------------------       --------------------

                            TOTAL CURRENT LIABILITIES                        1,215                      1,215

Minority interest in subsidiary                                             57,000                     57,000

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
       Authorized - 50,000,000 shares
       Issued and outstanding - 5,580,700 shares                             5,581                      5,581
     Additional paid-in capital                                          2,514,667                  2,514,667
     Deficit accumulated during development stage                       (2,009,880)                (2,010,953)
     Unrealized gain on investment security                                 50,003                     50,003
                                                                ------------------       --------------------

                           TOTAL STOCKHOLDERS' EQUITY                      560,371                    559,298
                                                                ------------------       --------------------

                                                                $          618,586       $            617,513
                                                                ==================       ====================






                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                         1/14/88
                                                                          For the three months          (Date of
                                                                             ended March 31,          inception) to
                                                                        1997              1996           3/31/97
                                                                      Unaudited        Unaudited        Unaudited
                                                                    -------------    --------------   ------------
Net sales                                                           $       - 0 -    $        - 0 -   $    148,000
Cost of sales                                                               - 0 -             - 0 -        118,626
                                                                    -------------    --------------   ------------

           GROSS PROFIT                                                     - 0 -             - 0 -         29,374

Loss from impairment of land value                                          - 0 -             - 0 -      1,955,000
General and administrative expenses                                         - 0 -             3,731        202,526
                                                                    -------------    --------------   ------------

              OPERATING (LOSS)                                              - 0 -            (3,731)    (2,128,152)
Other Income
     Interest income                                                          812             1,586         79,778
     Consulting                                                             - 0 -             - 0 -          5,000
     Government subsidy                                                       261             - 0 -         33,494
                                                                    -------------    --------------   ------------
            TOTAL OTHER INCOME                                              1,073             1,586        118,272
                                                                    -------------    --------------   ------------

             NET INCOME (LOSS) BEFORE INCOME TAXES                          1,073            (2,145)    (2,009,880)

Provision for income taxes                                                  - 0 -            - 0 -           - 0 -
                                                                    -------------    --------------   ------------

                    NET INCOME (LOSS)                               $       1,073   $        (2,145)  $ (2,009,880)
                                                                    =============    ==============   ============

Net income (loss) per weighted average
  common shares outstanding                                         $         .00   $         (.00)
                                                                    =============    ==============

Weighted average number of common shares
   outstanding used to compute net income (loss)                        5,580,700        5,930,700
                                                                    =============    ==============





                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Common Stock                Additional         During
                                                    Par Value $0.001               Paid -in        Development
                                                  Shares         Amount            Capital           Stage
                                                ----------   --------------     -------------     -------------
Balance, 1/14/88
 (Date of inception)                                 - 0 -   $        - 0 -     $       - 0 -     $       - 0 -
  Issuance of common stock (restricted)
  at $.002 per share, 1/14/88                    1,000,000            1,000             1,000
  Acquisition of subsidiary(1)                   5,250,700            5,251            (3,251)           (1,960)
  Net loss for period                                                                                    (1,960)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/88                              6,250,700            6,251            (2,251)           (3,920)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/89                              6,250,700            6,251            (2,251)           (3,940)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/90                              6,250,700            6,251            (2,251)           (3,960)
  Assets acquired by subsidiary                                                     4,420,000
  Minority interest adjustment                                                        (12,000)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/91                              6,250,700            6,251         4,405,749            (3,980)
  Debentures cancelled                                                             (2,000,000)
  Assets acquired by subsidiary                                                     1,600,000
  Minority interest adjustment                                                         (8,000)
  Net loss for year                                                                                        (891)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/92                              6,250,700            6,251         3,997,749            (4,871)
  Minority interest adjustment                                                         (2,000)
  Net loss for year                                                                                     (16,763)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/93                              6,250,700            6,251         3,995,749           (21,634)
  Net loss for year                                                                                     (41,004)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/94                              6,250,700            6,251         3,995,749           (62,638)
  Trade and media credits canceled                (320,000)            (320)       (1,446,432)
  Minority interest adjustment                                                         19,000
 Net loss for year                                                                                   (1,960,141)
                                                ----------   --------------     -------------     -------------
Balances at 12/31/95                             5,930,700            5,931         2,568,317        (2,022,779)
   Reissuance of erroneously canceled
      shares during 1995                           110,000              110              (110)
   Cancellation of previously issued
      shares related to acquisition of
      subsidiary                                  (460,000)            (460)              460
   Minority interest adjustment                                                       (54,000)
  Net income for year                                                                                    11,826
                                                ----------   --------------     -------------     -------------
Balance at 12/31/96                              5,580,700   $        5,581     $   2,514,667     $  (2,010,953)
  Net income for period                                                                                   1,073
                                                ----------   --------------     -------------     -------------
Balances at 3/31/97                              5,580,700   $        5,581     $   2,514,667     $  (2,009,880)
                                                ==========   ==============     =============     =============

(1) Acquisition actually occurred on September 30, 1993, but is reflected earlier under the pooling-of-interests method of accounting.




                                       ARROW MANAGEMENT, INC. AND SUBSIDIARY
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                                       1/14/88
                                                                   For the three months               (Date of
                                                                     ended March 31,                inception) to
                                                              1997                 1996                3/31/97
                                                         --------------       --------------       --------------
OPERATING ACTIVITIES
     Net income (loss)                                   $        1,073      $        (2,145)      $   (2,009,880)
     Adjustments to reconcile net income (loss) to
        cash provided (required) by operating
        activities:
         Amortization                                             - 0 -                - 0 -                  100
         Cost of land sold                                        - 0 -                - 0 -              105,000
         Non-cash income                                          - 0 -                - 0 -               (5,000)
         Itex Trade Dollars used                                  - 0 -                - 0 -                8,248
         Loss from impairment of land value                       - 0 -                - 0 -            1,955,000
     Changes in operating assets and liabilities:
         Trade dollars                                            - 0 -                - 0 -                - 0 -
         Loans receivable                                         - 0 -                - 0 -                - 0 -
         Contracts receivable                                    19,905                6,318              (30,761)
         Accrued expenses                                         - 0 -                3,000                1,215
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY OPERATING ACTIVITIES           20,978                7,173               23,922

INVESTING ACTIVITIES
     Purchase of real estate                                      - 0 -                - 0 -             (105,000)
     Organization costs                                           - 0 -                - 0 -                 (100)
                                                         --------------       --------------       --------------

                                    NET CASH (USED) BY
                                  INVESTING ACTIVITIES            - 0 -                - 0 -             (105,100)

FINANCING ACTIVITIES
     Proceeds from sale of common stock                           - 0 -                - 0 -              124,000
     Loans                                                        - 0 -                - 0 -               10,417
     Repayments                                                   - 0 -               (8,337)             (10,417)
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY FINANCING ACTIVITIES            - 0 -               (8,337)             124,000

                           INCREASE (DECREASE) IN CASH
                                  AND CASH EQUIVALENTS           20,978               (1,164)              42,822

     Cash and cash equivalents
      at beginning of period                                     21,844               18,005                - 0 -
                                                         --------------       --------------       --------------

                             CASH AND CASH EQUIVALENTS
                                      AT END OF PERIOD   $       42,822       $       16,841       $       42,822
                                                         ==============       ==============       ==============

SUPPLEMENTAL INFORMATION
     Cash paid for interest                              $        - 0 -       $          447       $          676
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



                             ARROW MANAGEMENT, INC.



Dated: May 14, 1997                s\Krista Nielson
                               -------------------------------------------------
                               Krista Nielson, President CEO and Director




Dated: May 14, 1997                s\Sasha Belliston
                               -------------------------------------------------
                               Sasha Belliston, Secretary/Treasurer and Director