Form 10-K405
period 1997-12-31
ARROW MANAGEMENT INC
filed 1998-04-15
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1997

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

As of March, 1998, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding as of March, 1998
$.001 PAR VALUE CLASS A COMMON STOCK                     5,580,700 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  Business.

         The Company was incorporated under the laws of Nevada on January 14, 1988. The Company was formed to look for investments, business opportunities and assets in any industry. Initially the Company determined to acquire assets and properties in real estate development, specifically the area of Idaho Falls, Idaho.

         In furtherance of its determination to acquire real properties for development, on September 30, 1993, the Company entered into an agreement with the principals of Panorama Industries, Inc. ("Panorama") to issue 5,250,700 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama, an affiliated Nevada corporation, which owned real properties near Idaho Falls, Idaho and other areas in Idaho. In December, 1996, the Company determinded that it was unable to complete the acquisition of 460,000 shares of Panorama stock due to the failure of certain Panorama shareholders to complete the terms of the acquisition. This reduced the shares of the Company issued to acquire Panorama to 4,790,700 shares and the Company's ownership of Panorama to 90.73%.

         At the time of the above mentioned acquisition, Panorama was a real estate development company with its principal asset being approximately 300 acres of land located on the outskirts of Idaho Falls, Idaho, platted for 2.5 acre lot sites, which was the minimum allowed by the Bonneville County Planning and Zoning Commission for subdivisions using septic tanks. Approximately 55 lots had been sold by the previous owner, AMR Corporation, which filed a Chapter 11 bankruptcy and ceased development of the property for several years. AMR sold the property to Panorama in 1991 as part of its resolving its bankruptcy proceedings.

         Upon its acquisition of the majority of the Panorama shares, the Company determined that a significantly different approach to developing the subdivision, i.e., installation of sewer lines and replatting of smaller lot sizes, would achieve greater success. Although the Company began the design and engineering for the changes, in 1996, it determined not to develop the land but instead to list it for sale. One factor that lead to the change in plans was the slowdown in economic development and related decrease in consumer demand for new housing in the Idaho Falls area. The Company also rescinded its agreements with ITEX Corporation and Haydon, Ives & Neal, Inc. for trade credits for television advertising and travel which it intended to exchange for goods and services in developing the land. See Note 7 to the consolidated financial statements for further information concerning this. See also notes to financial statements respecting sales of other real estate and securities. In December, 1997, the Panorama subdivision was sold for $330,000.00.

         At present the Company is still looking for business opportunities in any industry. Until it finds one that management believes to be appropriate for the Company, it plans to make various investments as may seem appropriate. For example, during 1997, the Company loaned $1,000,000 at 8% to Fortune
Thoroughbred Farms, Inc. for the purchase of 960 acres of Southern Idaho farmland (see Note 5 to the consolidated financial statements).

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

ITEM 3.  Legal Proceedings.

         There are no pending legal proceedings involving the Company or its subsidiary.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of March, 1998, there were 425 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1997

                                                1997             1996              1995              1994             1993
Total Assets...........................    2,060,428          617,513           630,357         3,987,178        4,012,213
Net Sales..............................      424,561            - 0 -             - 0 -           104,000           44,000
Operating Expenses.....................       23,290            8,983         1,975,111            84,945           23,517
Net Earnings (Loss)....................    1,492,918           11,826        (1,960,141)          (41,004)         (16,763)
Per Share Data Earnings (Loss).........          .27              .00              (.33)             (.01)            (.00)
Average Shares Outstanding.............    5,580,700        5,580,700         5,930,700         6,250,700        6,250,700


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company is not now, nor has it at any time, been engaged in any regular business operations. Its activity has consisted of isolated transactions in parcels of real estate, most of which have now been sold, and acquisition and sale of securities, which have now also been sold. The Company presently is not engaging in any significant or regular ongoing costs of operations or debt. It can be said that the Company is relatively liquid under these circumstances. However, in the event a business opportunity should become available and the Company elects to embark on such, there is no assurance the funds of the Company would be sufficient for such new endeavor. The Company has made no material commitments for capital expenditures. Until the Company identifies a particular business opportunity it wishes to pursue, it intends to continue to monitor its investments and keep its liquid assets invested at reasonable interest rates.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company has no market risk sensitive instruments or market risk exposures.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                               Age      Position
----                               ---      --------
Krista Nielson                     35       President, Director

Sasha Belliston                    25       Secretary/Treasurer, Director

         KRISTA NIELSON, has been Director of the Company since inception. In addition to her management position with the Company, she has been since 1986 an officer and director of Capital General Corporation, a Utah-based financial consulting firm, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, and Visual Impact Corporation, a financial consulting company. Ms. Nielson devotes her time primarily to her role as President of Capital General and to the financial consulting activities in which Capital General engages.

         SASHA BELLISTON, has been Director of the Company since April, 1997, and in addition to her management position with the Company, she has been Vice President of Capital General since April, 1997. For the past five years, Ms. Belliston had devoted her time primarily as a cosmetologist and homemaker. Ms. Belliston serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc, family holding companies, Four Star Ranch, Inc., a farmland development company, Argon Financial Corporation and Public Financial Corporation, investment companies. Ms. Belliston dedicates her time primarily to her role as President of Four Star Ranch and the farming activities in which Four Star engages.

         The management of Capital General is essentially the same as that of the Company and, as the Company's largest shareholder, Capital General exerts considerable influence in the election of the Company's officers and directors. Capital General is a private venture capital and financial consulting firm, incorporated in Utah in 1971. Capital General is a closely held corporation with eight shareholders and is not an investment company under The Investment Companies Act of 1940. A majority of the stock of Capital General is owned by Yeaman Enterprises, Inc., a private corporation which is, in turn, owned by the adult children of the family of David R. Yeaman (formerly an officer and director of the Company, Capital General and Yeaman Enterprises, Inc.) Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman
Enterprises; Krista Nielson is also an officer and director of Yeaman Enterprises, Inc.

         Each of the above directors of the Company is a director of Saber Capital, Inc., Vicuna, Inc., Why Not?, Inc., Kowtow, Inc., Radar Resources, Inc., Gopher, Inc., Hyena Capital, Inc., Jackal Industries, Inc., Longhorn, Inc., Bioethics, Ltd., and Quantitative Methods Corporation which are companies subject to the requirements of Section 15(d) of the Exchange Act. None of the directors are directors or officers of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

         On February 8, 1996, David R. Yeaman (former officer and director of the Company) was charged in the United States District Court for the Eastern District of Pennsylvania with conspiracy, wire fraud and fraud in the offer, purchase and sale of securities, in violation of 18 U.S.C. Sections 2, 371 and 1343; 15 U.S.C. Sections 77q(a), 77x, 78j(b), and 78ff; and Rule 10b-5
promulgated by the Securities and Exchange Commission, Title 17, Code of Federal Regulations, Section 240.10b-5 (1986). On April 16, 1997, Mr. Yeaman was
convicted of one count of conspiracy, five counts of wire fraud, and three counts of securities fraud. On January 22, 1998, Mr. Yeaman was sentenced to 14 months imprisonment. He was also fined $20,000.00. Mr. Yeaman began his prison sentence at FPC Nellis, Las Vegas, Nevada on March 3, 1998. Upon release from prison, Mr. Yeaman will be on supervised release for a term of three years, under the terms of which he is required as follows: (1) to not commit another federal, state or local crime, (2) to refrain from engaging in the securities and insurance industries, and (3) various other standard conditions of supervised release.

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

         During 1986 and 1987, Capital General gifted very small percentages of stock (usually 100 shares to each giftee) in the following companies, to approximately 1,000 persons or entities: Amenity, Inc., Dogmatic, Inc., Mystic Industries, Inc., Highland Mfg., Inc., Kowtow, Inc., Noble Industries, Inc., Oryan Capital Corporation, Pegasus Star Enterprise, Inc., Showstoppers, Inc., Hightide, Inc., Grandeur, Inc., Fantastic Industries, Inc., Jugglar, Inc., Xebec Galleon, Inc., Golden Home Health Care Equipment Centers, Inc., Nighthawk Capital, Inc., Instrument Development Corporation, Panther Industries, Inc., Owl Enterprises, Inc., Quail, Inc., GBS Technologies Corporation, H & B Carriers, Inc., Florida Growth Industries, Inc., Macaw, Inc., Longhorn Enterprise, Inc., Koala Corporation, Yahwe Corporation, Star Dolphin, Inc., Jackal, Inc., Hyena Capital, Inc., Gopher, Inc., Flamingo Capital, Inc., Egret, Inc., Cetacean Industries, Inc., Bonito, Inc., Alpaca, Inc., Zeus Enterprise, Inc., Tamarind, Inc., Saber, Inc., Radar, Inc., Quiescent Corporation, Vanadium, Inc., Upsilon, Inc., Why Not?, Inc., Bestmark, Inc., and Missouri Illinois Mining Co., Inc.

         Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub
nom Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992.) All of the remaining companies listed above were parties to the H&B Carriers order.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                Amount of                   Percent
Title of class            of beneficial owner                        beneficial ownership            of class

Common Stock              David R. Yeaman(1,2,3)                          1,534,000                    27.49%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Capital General Corporation(1,2)                1,338,300                    23.98%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Jack Kalaf                                        924,000                    16.56%
                          Level 20, 56 Pitt Street
                          Sydney, NSW, 2000 Australia

Common Stock              John Read                                         924,000                    16.56%
                          Level 20, 56 Pitt Street
                          Sydney, NSW, 2000 Australia

Common Stock              Gordon Crofts                                     528,000                     9.46%
                          242 South 200 East
                          Salt Lake City, Utah  84111

Common Stock              Krista Nielson(1,2)                                80,000                     1.43%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              All Officers and Directors as a Group(1,2,3)    2,952,300                    52.90%


  (1)Capital General Corporation, Krista Nielson, David R. Yeaman and Sasha Belliston may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

  (2)Capital General Corporation is a private corporation. The majority of its shares (80%) are owned by another private corporation, Yeaman Enterprises, Inc. Krista Nielson, the Company's President, owns approximately 18% of the outstanding stock of Capital General. The stockholders of Yeaman Enterprises are the adult children of the family of David Yeaman, who resigned as an officer and director of the Company and simultaneously resigned as an officer and director of Capital General and Yeaman Enterprises in April, 1997. Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman Enterprises.

Ms. Belliston's beneficial ownership of the securities of the Company is derived from the shares directly owned by Capital General and Yeaman Enterprises. Ms. Belliston beneficially owns shares of the Company which are owned by Yeaman Enterprises and Capital General in that she has the power to vote or direct the voting of the shares and the power to dispose of or to direct the disposition of the shares. Ms. Belliston and Ms. Nielson control and have beneficial ownership of the shares owned by Capital General and Yeaman Enterprises and exercise shared voting power and shared investment power over those shares. While Mr. Yeaman has resigned from his affiliation with the Company, Yeaman Enterprises and Capital General, he may continue to be deemed an affiliate of the Company by virtue of his familial and historical relationships with the Company, its shareholders, officers and directors.

(3) Ms. Belliston has power of attorney over the shares owned by David Yeaman.

ITEM 13.  Certain Relationships and Related Transactions.

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------
         Financial Statements - December 31, 1997, 1996 and 1995.



         Reports on Form 8-K.
         --------------------
         There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ARROW MANAGEMENT, INC.



Date: April 10, 1998             By: s\Krista Nielson
                                    --------------------------------------------
                                    Krista Nielson, President, CEO and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: April 10, 1998             By: s\Krista Nielson
                                    --------------------------------------------
                                    Krista Nielson, President, CEO and Director




Date: April 10, 1998             By: s\Sasha Belliston
                                    --------------------------------------------
                                    Sasha Belliston, Secretary/Treasurer, CFO
                                        and Director

                                 SMITH & COMPANY
                         A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                         10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                                 SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS                     TELEPHONE:  (801) 575-8297
UTAH ASSOCIATION OF                                   FACSIMILE:  (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS              EMAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Arrow Management, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Arrow Management, Inc. (a development stage company) and Subsidiary as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995 and for the period of January 14, 1988 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Management, Inc. (a development stage company) and Subsidiary as of December 31, 1997 and 1996 and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1997, 1996, and 1995 and for the period of January 14, 1988 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                                s\Smith & Company
                                                CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
April 6, 1998

See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,
                                                                                           1997            1996
ASSETS

  CURRENT ASSETS
       Cash in bank                                                               $      652,707   $      21,844
       Current portion of note receivable (Note 5)                                        23,000               0
       Current portion of contracts receivable (Note 8)                                    9,189          21,945
                                                                                  --------------   -------------
                                                         TOTAL CURRENT ASSETS            684,896          43,789

   OTHER ASSETS
       Real estate (Note 6)                                                               30,000         395,000
       Investment security (Note 9)                                                            0         150,003
       Note receivable - related party (Note 5)                                          977,000               0
       Long-term portion of contracts receivable (Note 8)                                368,532          28,721
                                                                                  --------------   -------------
                                                                                       1,375,532         573,724
                                                                                  --------------   -------------
                                                                                  $    2,060,428   $     617,513
                                                                                  ==============   =============

LIABILITIES & EQUITY

    CURRENT LIABILITIES
       Accrued expenses payable                                                   $        1,215   $       1,215
                                                                                  --------------   -------------
                                                    TOTAL CURRENT LIABILITIES              1,215           1,215

       Minority interest in subsidiary                                                   191,000          57,000

    STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
         Authorized - 50,000,000 shares
         Issued and outstanding - 5,580,700 shares                                         5,581           5,581
       Additional paid-in capital                                                      2,380,667       2,514,667
       Deficit accumulated during development stage                                     (518,035)     (2,010,953)
       Unrealized gain on investment security (Note 9)                                         0          50,003
                                                                                  --------------   -------------
                                                   TOTAL STOCKHOLDERS' EQUITY          1,868,213         559,298
                                                                                  --------------   -------------

                                                                                  $    2,060,428   $     617,513
                                                                                  ==============   =============


See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    1/14/88
                                                                                                                   (Date of
                                                                         Years ended December 31,               inception) to
                                                                    1997            1996            1995           12/31/97
Net sales                                                      $    424,561   $          0    $          0   $      572,561
Cost of sales                                                       371,198              0               0          489,824
                                                               ------------   ------------    ------------   --------------
                                               GROSS PROFIT          53,363              0               0           82,737

Loss from impairment of land value (Note 6)                               0              0       1,955,000        1,955,000
General and administrative expenses                                  23,290          8,983          20,111          225,816
                                                               ------------   ------------    ------------   --------------
                                           OPERATING (LOSS)          30,073         (8,983)     (1,975,111)      (2,098,079)

Other income
            Sale of securities                                    1,443,680              0               0        1,443,680
            Interest                                                 12,108          8,550           8,454           91,074
            Consulting                                                    0          5,000               0            5,000
            Government subsidy                                        7,057          7,259           6,516           40,290
                                                               ------------   ------------    ------------   --------------
                                         TOTAL OTHER INCOME       1,462,845         20,809          14,970        1,580,044
                                                               ------------   ------------    ------------   --------------
                      NET INCOME (LOSS) BEFORE INCOME TAXES       1,492,918         11,826      (1,960,141)        (518,035)

Provision for income taxes                                                0              0               0                0
                                                               ------------   ------------    ------------   --------------
                                          NET INCOME (LOSS)    $  1,492,918   $     11,826    $ (1,960,141)  $     (518,035)
                                                               ============   ============    ============   ==============
Net income (loss) per weighted average
     common shares outstanding                                 $        .27   $        .00    $       (.33)
                                                               ============   ============    ============
Weighted average number of common shares
             outstanding used to compute net income (loss)        5,580,700      5,580,700       5,930,700
                                                               ============   ============    ============



See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                 Deficit
                                                                                                               Accumulated
                                                                    Common Stock             Additional           During
                                                                   Par Value $.001            Paid-In          Development
                                                                Shares        Amount          Capital             Stage
                                                             -----------   -----------     -------------      -------------
Balances at 1/14/88 (Date of inception)                              0     $         0     $           0      $           0
     Issuance of common stock (restricted)
        at $.002 per share, 1/14/88                          1,000,000           1,000             1,000
     Acquisition of subsidiary(1)                            5,250,700           5,251            (3,251)            (1,960)
     Net loss for period                                                                                             (1,960)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/88                                         6,250,700           6,251            (2,251)            (3,920)
     Net loss for year                                                                                                  (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/89                                         6,250,700           6,251            (2,251)            (3,940)
     Net loss for year                                                                                                  (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/90                                         6,250,700           6,251            (2,251)            (3,960)
     Assets acquired by subsidiary                                                             4,420,000
     Minority interest adjustment                                                                (12,000)
     Net loss for year                                                                                                  (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/91                                         6,250,700           6,251         4,405,749             (3,980)
     Debentures canceled                                                                      (2,000,000)
     Assets acquired by subsidiary                                                             1,600,000
     Minority interest adjustment                                                                 (8,000)
     Net loss for year                                                                                                 (891)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/92                                         6,250,700           6,251         3,997,749             (4,871)
     Minority interest adjustment                                                                 (2,000)
     Net loss for year                                                                                              (16,763)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/93                                         6,250,700           6,251         3,995,749            (21,634)
     Net loss for year                                                                                              (41,004)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/94                                         6,250,700           6,251         3,995,749            (62,638)
     Trade and media credits canceled
        (Note 7)                                              (320,000)           (320)       (1,446,432)
     Minority interest adjustment                                                                 19,000
     Net loss for year                                                                                           (1,960,141)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/95                                         5,930,700           5,931         2,568,317         (2,022,779)
     Reissuance of erroneously canceled
        shares during 1995 (Note 7)                            110,000             110              (110)
     Cancellation of previously issued
        shares related to acquisition of
        subsidiary (Note 4)                                   (460,000)           (460)              460
     Minority interest adjustment                                                                (54,000)
     Net income for year                                                                                             11,826
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/96                                         5,580,700           5,581         2,514,667         (2,010,953)
     Minority interest adjustment                                                               (134,000)
     Net income for year                                                                                          1,492,918
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/97                                         5,580,700           5,581     $   2,380,667      $    (518,035)
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

See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   1/14/88
                                                                                                                  (Date of
                                                                         Years ended December 31,               inception) to
                                                                   1997             1996            1995          12/31/97
OPERATING ACTIVITIES
           Net income (loss)                               $   1,492,918   $       11,826   $  (1,960,141)  $     (518,035)
           Adjustments to reconcile net income (loss) to
              cash provided (required) by operating
              activities:
                Amortization                                           0                0               0              100
                Cost of land sold                                365,000                0               0          470,000
                Cost of securities sold                          100,000                0               0          100,000
                Non-cash income                                        0           (5,000)              0           (5,000)
                Itex Trade Dollars used                                0                0               0            8,248
                Loss from impairment of land
                  value (Note 6)                                       0                0       1,955,000        1,955,000
           Changes in assets and liabilities:
                Contracts receivable                            (327,055)          13,349          16,104         (377,721)
                Accrued expenses                                       0           (7,999)        (16,602)           1,215
                                                           -------------   --------------   -------------   --------------
                            NET CASH PROVIDED (REQUIRED)
                                 BY OPERATING ACTIVITIES       1,630,863           12,176          (5,639)       1,633,807
INVESTING ACTIVITIES
           Purchase of real estate                                     0                0               0         (105,000)
           Loan to related party                              (1,000,000)               0               0       (1,000,000)
           Organization costs                                          0                0               0             (100)
                                                           -------------   --------------   -------------   --------------
                                      NET CASH (USED) BY
                                    INVESTING ACTIVITIES      (1,000,000)               0               0       (1,105,100)
FINANCING ACTIVITIES
           Proceeds from sale of common stock (1)                      0                0               0          124,000
           Loans                                                       0                0           8,337           10,417
           Repayments                                                  0           (8,337)              0          (10,417)
                                                           -------------   --------------   -------------   --------------
                         NET CASH PROVIDED (REQUIRED) BY
                                    FINANCING ACTIVITIES               0           (8,337)          8,337          124,000
                                                           -------------   --------------   -------------   --------------
                             INCREASE (DECREASE) IN CASH
                                    AND CASH EQUIVALENTS         630,863            3,839           2,698          652,707

           Cash and cash equivalents at beginning
              of year                                             21,844           18,005          15,307                0
                                                           -------------   --------------   -------------   --------------
                               CASH AND CASH EQUIVALENTS
                                          AT END OF YEAR   $     652,707   $       21,844   $      18,005   $      652,707
                                                           =============   ==============   =============   ==============
SUPPLEMENTAL INFORMATION
           Cash paid for interest                          $           0   $          477   $           0   $          676
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

Accounting Method:
------------------
The accompanying financial statements have been prepared on the accrual method using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. All assets are listed at historical cost as adjusted for asset impairment.

Revenue Recognition:
--------------------
Revenue is recognized upon completion of sales, including adequate payment arrangements to reasonably assure collection of related receivables, if any.

Dividend Policy:
----------------
The Company has not yet adopted any policy regarding payment of dividends.

Income Taxes:
-------------
The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred assets is recorded when it is more likely than not that such tax benefits will not be realized.

Basis of Presentation:
----------------------
The consolidated financial statements include the accounts of the Company and Panorama Industries, Inc.("Panorama"), a subsidiary owned 90.73% by the Company. All significant intercompany transactions and balances have been eliminated.

Earnings (Loss) per Share:
--------------------------
Earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during each period.


Fair value of Financial Instruments:
------------------------------------
The carrying amount of cash and accrued expenses approximate fair value due to the short maturity periods of these instruments. The fair value of $1,377,721 in notes receivable at December 31, 1997, based on the present value of the receivable at interest rates of 8% and 9%, is $1,056,017.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates:
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents:
--------------------------
For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk:
-----------------------------
The Company maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.

The Company requires collateral to support notes and contracts receivable. Management considers the real property pledged as security for its notes and contracts to be reasonable in the circumstances.

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

In December 1997, the Company loaned $1,000,000 to Fortune Thoroughbred Farms, Inc. The President of Fortune is the brother-in-law of the Company's majority shareholder. The note bears interest at 8%. Annual payments of $103,000 begin December 31, 1998, with a balloon payment due in December 31, 2007. The note is secured by a mortgage on 960 acres of land near Twin Falls, Idaho.

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

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE 6:  LAND (continued)
During December, 1995, the Company changed its development plans with respect to the Panorama Hills project and is not presently pursuing plans to develop the land, however, the land is available for sale. One factor that lead to the change in plans is the slowdown in economic development and related decrease in consumer demand for new housing in the Idaho Falls area. Another factor is Panorama's rescission of the media due bills, trade dollars, and other credits (as discussed in Note 7) for the return of shares of its common stock. Panorama had planned on using such credits as a portion of the financing required for development of the land. The Company sold the land for $330,000 in December of 1997.

During 1996, Panorama purchased a time share in a vacation resort called the San Clemente Inn in Orange County, California. The time share was acquired by trading $5,000 worth of ITEX Trade Dollars which were obtained for consulting services.

Impairment of Land Value
------------------------
In 1995, the Financial Accounting Standards Board ("FASB") adopted SFAS No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Adoption of this SFAS is required for financial statements for fiscal years beginning after December 15, 1995, however, earlier application is encouraged. The Company has elected to adopt SFAS No. 121 effective for 1995. SFAS No. 121 provides that restatement of previously issued financial statements is not permitted. In conformity with SFAS No. 121 and based on an A.R.A. appraisal in December, 1995, which valued the land at $330,000, Panorama is showing the value of the Panorama Hills land at $330,000 at December 31, 1995. The loss from write-down of the land value from $2,285,000 to $330,000 is accounted for in the 1995 statement of operations as an operating loss of $1,955,000. The new cost basis of such land for financial reporting purposes is now $330,000.

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

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8:  CONTRACTS RECEIVABLE
During 1993, real estate was sold on contract. The contract requires monthly payments of $451 at an interest rate of 9%. At December 31, 1997, the current portion of the receivable was $2,942 and the long-term portion was $25,779 for a total of $28,721.

In November 1997, a real estate parcel was sold on contract. The contract requires quarterly payments of $2,500 at an interest rate of 9%. At December 31, 1997, the current portion of the receivable was $6,247, and the long-term portion was $37,753 for a total of $44,000.

In December 1997, another real estate parcel was sold on contract. The contract requires annual payments of $55,000 in 1999 and $50,000 each year thereafter at an interest rate of 8%. At December 31, 1997, the entire balance of $305,000 was a long-term asset.

NOTE 9:  INVESTMENT SECURITY
The investment consisted of 66,668 shares of Profit Financial Corporation. The quoted market value at December 31, 1996, was $2.25 per share. Pursuant to SFAS No. 115, the investment was considered to be an equity security and was categorized as available-for-sale, and the increase in the market value of $50,003 at December 31, 1996, was shown in the equity section of the balance sheet. The shares were sold in 1997 for $1,543,680.

NOTE 10:  NET OPERATING LOSS CARRYOVER
The Company and Panorama  had  a  net operating   loss carryover  of $516,035 at
December 31, 1997, that if not used will expire as follows:

                                                                                          Company's            Panorama's
                              Year Ended                   Expiration Date                  Loss                  Loss
                           -----------------              -----------------            --------------       --------------
                           December 31, 1988              December 31, 2003            $        1,950       $            0
                           December 31, 1989              December 31, 2004                        10                    0
                           December 31, 1990              December 31, 2005                        10                    0
                           December 31, 1991              December 31, 2006                        10                    0
                           December 31, 1992              December 31, 2007                        20                    0
                           December 31, 1993              December 31, 2008                         0                7,808
                           December 31, 1994              December 31, 2009                         0               41,004
                           December 31, 1995              December 31, 2010                         0                5,141
                           December 31, 1997              December 31, 2012                         0              462,082
                                                                                       --------------       --------------
                                                                                       $        2,000       $      516,035
                                                                                       ==============       ==============

Due to the Company's activities as a development stage company, there is not a sufficient basis for making an estimate of future income. At December 31, 1997, the Company has not recorded a deferred tax asset. There may be a deferred tax asset, but the amount, if any, cannot be determined at this time, therefore, the amount has been reserved 100%.

The tax basis of the Panorama land (see Note 6 regarding impairment of land value) was $2,285,000 and $330,000 for financial reporting purposes. At the time of disposal of the land, the gain or loss for income tax purposes is based on the original recorded cost of the property ($2,285,000). For financial reporting purposes, gain or loss on disposal of the land is based on the "new" cost basis ($330,000).