Form 10-Q
period 1998-06-30
ARROW MANAGEMENT INC
filed 1998-08-13
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

              Class                            Outstanding as of August, 1998
 $.001 PAR VALUE CLASS A COMMON STOCK                 5,580,700 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company had net income of $18,403 for the six month period ended June 30, 1998, which includes interest income of $20,421 and government subsidy of $651, less general and administrative expenses of $2,669; as compared to the six month period ended June 30, 1997 net income of $410 which includes interest income of $1,499 and government subsidy of $261, less general and administrative expenses of $1,350.

         Liquidity and Capital Resources

         Net current assets at June 30, 1998 were $705,032 as compared to net current assets at December 31, 1997 of $683,681. The increase in net current assets of $21,351 was due to an increase in cash.

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



                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                      6/30/98              12/31/97
                                                                     Unaudited              Audited
                                                                   -------------         ------------
         ASSETS

CURRENT ASSETS
     Cash in bank                                               $          674,058       $            652,707
     Current portion of note receivable                                     23,000                     23,000
     Current portion of contracts receivable                                 9,189                      9,189
                                                                ------------------       --------------------
                  TOTAL CURRENT ASSETS                                     706,247                    684,896

OTHER ASSETS
     Land                                                                   30,000                     30,000
     Investment security (Note 10)                                         977,000                    977,000
     Long-term portion of contracts receivable                             365,584                    368,532
                                                                ------------------       --------------------
                  TOTAL OTHER ASSETS                                     1,372,584                  1,375,532
                                                                ------------------       --------------------

                                                                $        2,078,831       $          2,060,428
                                                                ==================       ====================

         LIABILITIES & EQUITY

CURRENT LIABILITIES
     Accrued expenses payable                                   $            1,215       $              1,215
                                                                ------------------       --------------------

                            TOTAL CURRENT LIABILITIES                        1,215                      1,215

Minority interest in subsidiary                                            191,000                    191,000

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
       Authorized - 50,000,000 shares
       Issued and outstanding - 5,580,700 shares                             5,581                      5,581
     Additional paid-in capital                                          2,380,667                  2,380,667
     Deficit accumulated during  development stage                        (499,632)                  (518,035)
                                                                ------------------       --------------------

                           TOTAL STOCKHOLDERS' EQUITY                    1,886,616                  1,868,213
                                                                ------------------       --------------------

                                                                $        2,078,831       $          2,060,428
                                                                ==================       ====================






                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        1/14/88
                                      For the three months                For the six months            (Date of
                                         ended June 30,                     ended June 30,           inception) to
                                     1998             1997             1998              1997           6/30/98
                                   Unaudited        Unaudited        Unaudited        Unaudited        Unaudited
                                --------------    -------------    -------------    --------------   ------------
Net sales                       $        - 0 -    $       - 0 -    $       - 0 -    $        - 0 -   $    572,561
Cost of sales                            - 0 -            - 0 -            - 0 -             - 0 -        489,824
                                --------------    -------------    -------------    --------------   ------------

           GROSS PROFIT                  - 0 -            - 0 -            - 0 -             - 0 -         82,737

Loss from impairment of land value       - 0 -            - 0 -            - 0 -             - 0 -      1,955,000
General and administrative expenses      2,036            1,350            2,669             1,350        228,485
                                --------------    -------------    -------------    --------------   ------------

           OPERATING (LOSS)             (2,036)           (1,350)         (2,669)           (1,350)    (2,100,748)
Other Income
     Sale of securities                  - 0 -            - 0 -            - 0 -             - 0 -      1,443,680
     Interest income                     7,684              687           20,421             1,499        111,495
     Consulting                          - 0 -            - 0 -            - 0 -             - 0 -          5,000
     Government subsidy                  - 0 -            - 0 -              651               261         40,941
                                --------------    -------------    -------------    --------------   ------------
           TOTAL OTHER INCOME            7,684              687           21,072             1,760      1,601,116
                                --------------    -------------    -------------    --------------   ------------

           NET (LOSS) BEFORE
                INCOME TAXES             5,648             (663)          18,403               410       (499,632)

Provision for income taxes               - 0 -            - 0 -            - 0 -             - 0 -          - 0 -
                                --------------    -------------    -------------    --------------   ------------

           NET (LOSS)           $        5,648    $        (663)   $      18,403    $          410   $   (499,632)
                                ==============    =============    =============    ==============   ============

Net (loss) per weighted
 average common shares          $         (.00)   $        (.00)   $        (.00)   $         (.00)
                                ==============    =============    =============    ==============

Weighted average number of
 common shares used to compute
 net (loss)                          5,580,700        5,580,700        5,580,700         5,580,700
                                ==============    =============    =============    ==============





                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Common Stock                Additional         During
                                                    Par Value $0.001               Paid -in        Development
                                                  Shares         Amount            Capital           Stage
                                                ----------   --------------     -------------     -------------
Balance, 1/14/88
 (Date of inception)                                 - 0 -   $        - 0 -     $       - 0 -     $       - 0 -
  Issuance of common stock (restricted)
  at $.002 per share, 1/14/88                    1,000,000            1,000             1,000
  Acquisition of subsidiary(1)                   5,250,700            5,251            (3,251)           (1,970)
  Net loss for period                                                                                    (1,970)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/88                              6,250,700            6,251            (2,251)           (3,920)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/89                              6,250,700            6,251            (2,251)           (3,940)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/90                              6,250,700            6,251            (2,251)           (3,970)
  Assets acquired by subsidiary                                                     4,420,000
  Minority interest adjustment                                                        (12,000)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/91                              6,250,700            6,251         4,405,749            (3,980)
  Debentures cancelled                                                             (2,000,000)
  Assets acquired by subsidiary                                                     1,600,000
  Minority interest adjustment                                                         (8,000)
  Net loss for year                                                                                        (891)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/92                              6,250,700            6,251         3,998,749            (4,871)
  Minority interest adjustment                                                         (2,000)
  Net loss for year                                                                                     (16,763)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/93                              6,250,700            6,251         3,995,749           (21,634)
  Net loss for year                                                                                     (41,004)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/94                              6,250,700            6,251         3,995,749           (62,638)
  Trade and media credits cancelled               (320,000)            (320)       (1,446,432)
  Minority interest adjustment                                                         19,000
 Net loss for year                                                                                   (1,970,141)
                                                ----------   --------------     -------------     -------------
Balances at 12/31/95                             5,930,700            5,931         2,568,317        (2,022,779)
  Reissuance of erroneously conceled
     shares during 1995                            110,000              110              (110)
  Cancellation of previously issued
     shares related to acquisition of
     subsidiary                                   (460,000)            (460)              460
  Minority interest adjustment                                                        (54,000)
  Net income for year                                                                                    11,826
                                                ----------   --------------     -------------     -------------
Balance at 12/31/96                              5,580,700            5,581         2,514,667        (2,010,953)
  Minority interest adjustment                                                       (134,000)
  Net income for year                                                                                 1,492,918
                                                ----------   --------------     -------------     -------------
Balance at 12/31/97                              5,580,700            5,581         2,380,667          (518,035)
  Net income for period                                                                                  18,403
                                                ----------   --------------     -------------     -------------
Balances at 6/30/98                              5,580,000   $        5,581     $   2,380,667     $    (499,632)
                                                ==========   ==============     =============     =============

(1) Acquisition actually occurred on September 30, 1993, but is reflected earlier under the pooling-of-interests method of accounting.




                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                       1/14/88
                                                                   For the six months                 (Date of
                                                                     ended June 30,                 inception) to
                                                              1998                 1997                6/30/98
                                                         --------------       --------------       --------------
OPERATING ACTIVITIES
     Net (loss)                                          $       18,403      $           410       $     (499,632)
     Adjustments to reconcile net
      (loss) to cash provided (required)
      by operating activities:
         Amortization                                             - 0 -                - 0 -                  100
         Cost of land sold                                        - 0 -                - 0 -              470,000
         Cost of securities sold                                  - 0 -                - 0 -              100,000
         Non-cash income                                          - 0 -                - 0 -               (5,000)
         Itex Trade Dollars used                                  - 0 -                - 0 -                8,248
         Loss from impairment of land value                       - 0 -                - 0 -            1,955,000
     Changes in operating assets and liabilities:
         Contracts receivable                                     2,948               29,069             (374,773)
         Accrued expenses                                         - 0 -                - 0 -                1,215
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY OPERATING ACTIVITIES           21,351               29,479            1,655,158

INVESTING ACTIVITIES
     Purchase of real estate                                      - 0 -                - 0 -             (105,000)
     Loan to related party                                        - 0 -                - 0 -           (1,000,000)
     Organization costs                                           - 0 -                - 0 -                 (100)
                                                         --------------       --------------       --------------

                                    NET CASH (USED) BY
                                  INVESTING ACTIVITIES            - 0 -                - 0 -           (1,105,100)

FINANCING ACTIVITIES
     Proceeds from sale of common stock(1)                        - 0 -                - 0 -              124,000
     Loans                                                        - 0 -                - 0 -               10,417
     Repayments                                                   - 0 -                - 0 -              (10,417)
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY FINANCING ACTIVITIES            - 0 -                - 0 -             124,000

                           INCREASE (DECREASE) IN CASH
                                  AND CASH EQUIVALENTS           21,351               29,479             674,058

     Cash and cash equivalents
      at beginning of period                                    652,707               21,844                - 0 -
                                                         --------------       --------------       --------------

                             CASH AND CASH EQUIVALENTS
                                      AT END OF PERIOD   $      674,058       $       51,323       $      674,058
                                                         ==============       ==============       ==============

SUPPLEMENTAL INFORMATION
     Cash paid for interest                              $        - 0 -       $        - 0 -       $          676
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



                                   ARROW MANAGEMENT, INC.




Dated: August 13, 1998            s\Krista Nielson
                               -------------------------------------------------
                               Krista Nielson, President CEO and Director




Dated: August 13, 1998            s\Sasha Belliston
                               -------------------------------------------------
                               Sasha Belliston, Secretary/Treasurer and Director