Form 10-K405
period 1998-12-31
ARROW MANAGEMENT INC
filed 1999-04-16
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1998

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

As of March, 1999, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding as of March, 1999
$.001 PAR VALUE CLASS A COMMON STOCK                     5,580,700 SHARES

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

         Upon its acquisition of the majority of the Panorama shares, the Company determined that a significantly different approach to developing the subdivision, i.e., installation of sewer lines and replatting of smaller lot sizes, would achieve greater success. Although the Company began the design and engineering for the changes, in 1996, it determined not to develop the land but instead to list it for sale. One factor that lead to the change in plans was the slowdown in economic development and related decrease in consumer demand for new housing in the Idaho Falls area. The Company also rescinded its agreements with ITEX Corporation and Haydon, Ives & Neal, Inc. for trade credits for television advertising and travel which it intended to exchange for goods and services in developing the land. See notes to financial statements respecting sales of other real estate and securities. In December, 1997, the Panorama subdivision was sold for $330,000.00.

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


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1998.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of March, 1999, there were 425 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1998

                                                1998             1997              1996              1995             1994
Total Assets...........................    2,124,251        2,060,428           617,513           630,357        3,987,178
Net Sales..............................        2,335          424,561             - 0 -             - 0 -          104,000
Operating Expenses.....................        7,118           23,290             8,983         1,975,111           84,945
Net Earnings (Loss)....................       65,620        1,492,918            11,826        (1,960,141)         (41,004)
Per Share Data Earnings (Loss).........          .01              .27               .00             (.33)            (.01)
Average Shares Outstanding.............    5,580,700        5,580,700         5,580,700         5,930,700        6,250,700


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

         Management is aware of the worldwide concern that Year 2000 technology problems may wreak havoc on global economies and that no business, including the Company, is immune from the potential far-reaching effects of Year 2000 problems. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

         Although the Company doesn't own, lease or operate any computers, and therefore does not in any way rely on computers or computer programs to handle its own in house accounting and internal affairs, management has determined that the Company may be adversely affected by third parties with whom it deals if such parties have not properly assessed and addressed the Year 2000 problem. Presently, and for the foreseeable future beyond January 1, 2000, the only operations the Company is involved in are the collection of notes receivable from third parties and depositing them in the Company's bank accounts. Management has determined that failure on the part of these third parties, including the bank, to solve their own Year 2000 issues could interfere with the smooth collection and handling of the Company's funds with respect to said notes and monies in the Company's bank accounts.

         The Company's state of readiness for the Year 2000 problem is as follows: Management has obtained written assurances from the Company's bank that all of its systems are fully Year 2000 compliant.

         The Company has not incurred any costs, and has projected no future costs, in addressing its Year 2000 issues.

         The Year  2000  problems  pose  the  following  potential  risks to the
Company: (1) The Company's money in bank accounts could be tied up for a period of time and not be readily accessible in the event the bank's computers malfunction; (2) Debtors making payments to the Company could be unable to make their payments when due if their monies are tied up for a period of time and not available to them because of their banks' computer malfunctions; (3) If either
(1) or (2) should occur there is no assurance how long it would take to obtain access to funds, and as a result the Company could be prevented from taking advantage of a favorable business opportunity or investment if such should become available; (4) Any failures of telecommunications companies, transportation companies, utility companies and other service industries, brought on by unsolved Year 2000 problems would adversely affect the Company to the extent it needs such services for its operations (which as mentioned, is presently minimal, however); and (5) The national and global economies could become chaotic, ineffective and with financially disastrous affects on all persons and segments of the economy, including a major economic depression, in the event that a sufficient number of computer systems fail because of failure to solve the Year 2000 problem.

         The Company has no contingency plans in the event any of the above, or possibly other problems occur in connection with the Year 2000 problem.

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

Name                               Age      Position
----                               ---      --------
Krista Nielson                     36       President, Director

Sasha Belliston                    26       Secretary/Treasurer, Director

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

         Each of the above directors of the Company is a director of Saber Capital, Inc., Longhorn, Inc., and Micro-Economics, Inc. which are companies subject to the requirements of Section 15(d) of the Exchange Act. None of the directors are directors or officers of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

          In 1997 in the United States District Court for the Eastern District of Pennsylvania, a former officer and director of the Company, David R. Yeaman, was convicted of conspiracy, wire fraud and securities fraud and sentenced to 14 months imprisonment, fined $20,000.00 and subjected to supervised release for three years following the prison term during which time he is required to not commit another crime, not engage in the securities and insurance industries, and various other standard conditions of supervised release. After serving ten months of the prison term he was transferred on January 8, 1999 to a half way house in Salt Lake City, Utah from which he was released March 5, 1999.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

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

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------
         Financial Statements - December 31, 1998, 1997 and 1996.



         Reports on Form 8-K.
         --------------------
         There were no reports on Form 8-K filed during the fourth quarter of 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             ARROW MANAGEMENT, INC.



Date: April 14, 1999             By: s\Krista Nielson
                                    --------------------------------------------
                                    Krista Nielson, President, CEO and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date: April 14, 1999             By: s\Krista Nielson
                                    --------------------------------------------
                                    Krista Nielson, President, CEO and Director




Date: April 14, 1999             By: s\Sasha Belliston
                                    --------------------------------------------
                                    Sasha Belliston, Secretary/Treasurer, CFO
                                        and Director

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
     CERTIFIED PUBLIC ACCOUNTANTS              EMAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Arrow Management, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Arrow Management, Inc. (a development stage company) and Subsidiary as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996 and for the period of January 14, 1988 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Management, Inc. (a development stage company) and Subsidiary as of December 31, 1998 and 1997 and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1998, 1997, and 1996 and for the period of January 14, 1988 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.


                                                s\Smith & Company
                                                CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
March 31, 1999


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,
                                                                                           1998            1997
ASSETS

  CURRENT ASSETS
       Cash in bank                                                               $      682,740   $     652,707
       Current portion of note receivable (Note 5)                                        40,901          23,000
       Current portion of contracts receivable (Note 8)                                        0           9,189
       Accrued interest receivable                                                        32,110               0
                                                                                  --------------   -------------
                                                         TOTAL CURRENT ASSETS            755,751         684,896

   OTHER ASSETS
       Real estate (Note 6)                                                               30,000          30,000
       Note receivable - related party (Note 5)                                        1,000,000         977,000
       Long-term portion of contracts receivable (Note 8)                                329,500         368,532
       Deferred income taxes                                                               9,000               0
                                                                                  --------------   -------------
                                                                                       1,368,500       1,375,532
                                                                                  --------------   -------------
                                                                                  $    2,124,251   $   2,060,428
                                                                                  ==============   =============

LIABILITIES & EQUITY

    CURRENT LIABILITIES
       Accrued expenses payable                                                   $         (582)  $       1,215
                                                                                  --------------   -------------
                                                    TOTAL CURRENT LIABILITIES               (582)          1,215

       Minority interest in subsidiary                                                   196,000         191,000

    STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
         Authorized - 50,000,000 shares
         Issued and outstanding - 5,580,700 shares                                         5,581           5,581
       Additional paid-in capital                                                      2,375,667       2,380,667
       Deficit accumulated during development stage                                     (452,415)       (518,035)
                                                                                  --------------   -------------
                                                   TOTAL STOCKHOLDERS' EQUITY          1,928,833       1,868,213
                                                                                  --------------   -------------

                                                                                  $    2,124,251   $   2,060,428
                                                                                  ==============   =============


See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    1/14/88
                                                                                                                   (Date of
                                                                         Years ended December 31,               inception) to
                                                                    1998            1997            1996           12/31/98
Net sales                                                      $      2,335   $    424,561    $          0   $      574,896
Cost of sales                                                             0        371,198               0          489,824
                                                               ------------   ------------    ------------   --------------
                                               GROSS PROFIT           2,335         53,363               0           85,072

Loss from impairment of land value                                        0              0               0        1,955,000
General and administrative expenses                                   7,118         23,290           8,983          232,934
                                                               ------------   ------------    ------------   --------------
                                           OPERATING (LOSS)          (4,783)        30,073          (8,983)      (2,102,862)

Other income
            Sale of securities                                            0      1,443,680               0        1,443,680
            Interest                                                 61,403         12,108           8,550          152,477
            Consulting                                                    0              0           5,000            5,000
            Government subsidy                                            0          7,057           7,259           40,290
                                                               ------------   ------------    ------------   --------------
                                         TOTAL OTHER INCOME          61,403      1,462,845          20,809        1,641,447
                                                               ------------   ------------    ------------   --------------
                      NET INCOME (LOSS) BEFORE INCOME TAXES          56,620      1,492,918          11,826         (461,415)

Provision for income taxes                                            9,000              0               0            9,000
                                                               ------------   ------------    ------------   --------------
                                          NET INCOME (LOSS)    $     65,620   $  1,492,918    $     11,826  $      (452,415)
                                                               ============   ============    ============   ==============
Net income (loss) per weighted average
     common shares outstanding                                 $        .01   $        .27    $        .00
                                                               ============   ============    ============
Weighted average number of common shares
             outstanding used to compute net income (loss)        5,580,700      5,580,700       5,580,700
                                                               ============   ============    ============



See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                                 Deficit
                                                                                                               Accumulated
                                                                    Common Stock             Additional           During
                                                                   Par Value $.001            Paid-In          Development
                                                                Shares        Amount          Capital             Stage
                                                             -----------   -----------     -------------      -------------
Balances at 1/14/88 (Date of inception)                              0     $         0     $           0      $           0
     Issuance of common stock (restricted)
        at $.002 per share, 1/14/88                          1,000,000           1,000             1,000
     Acquisition of subsidiary(1)                            5,250,700           5,251            (3,251)            (1,960)
     Net loss for period                                                                                             (1,960)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/88                                         6,250,700           6,251            (2,251)            (3,920)
     Net loss for year                                                                                                  (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/89                                         6,250,700           6,251            (2,251)            (3,940)
     Net loss for year                                                                                                  (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/90                                         6,250,700           6,251            (2,251)            (3,960)
     Assets acquired by subsidiary                                                             4,420,000
     Minority interest adjustment                                                                (12,000)
     Net loss for year                                                                                                  (20)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/91                                         6,250,700           6,251         4,405,749             (3,980)
     Debentures canceled                                                                      (2,000,000)
     Assets acquired by subsidiary                                                             1,600,000
     Minority interest adjustment                                                                 (8,000)
     Net loss for year                                                                                                 (891)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/92                                         6,250,700           6,251         3,997,749             (4,871)
     Minority interest adjustment                                                                 (2,000)
     Net loss for year                                                                                              (16,763)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/93                                         6,250,700           6,251         3,995,749            (21,634)
     Net loss for year                                                                                              (41,004)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/94                                         6,250,700           6,251         3,995,749            (62,638)
     Trade and media credits canceled
        (Note 7)                                              (320,000)           (320)       (1,446,432)
     Minority interest adjustment                                                                 19,000
     Net loss for year                                                                                           (1,960,141)
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/95                                         5,930,700           5,931         2,568,317         (2,022,779)
     Reissuance of erroneously canceled
        shares during 1995 (Note 7)                            110,000             110              (110)
     Cancellation of previously issued
        shares related to acquisition of
        subsidiary (Note 4)                                   (460,000)           (460)              460
     Minority interest adjustment                                                                (54,000)
     Net income for year                                                                                             11,826
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/96                                         5,580,700           5,581         2,514,667         (2,010,953)
     Minority interest adjustment                                                               (134,000)
     Net income for year                                                                                          1,492,918
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/97                                         5,580,700           5,581         2,380,667           (518,035)
     Minority interest adjustment                                                                 (5,000)
     Net income for year                                                                                             65,620
                                                             ---------     -----------     -------------      -------------
Balances at 12/31/98                                         5,580,700           5,581     $   2,375,667      $    (452,415)
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

See Notes to Consolidated Financial Statements.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   1/14/88
                                                                                                                  (Date of
                                                                         Years ended December 31,               inception) to
                                                                   1998             1997            1996          12/31/98
OPERATING ACTIVITIES
           Net income (loss)                               $      65,620   $    1,492,918   $      11,826  $      (452,415)
           Adjustments to reconcile net income (loss) to
              cash provided (required) by operating
              activities:
                Amortization                                           0                0               0              100
                Accrued interest                                 (32,110)               0               0          (32,110)
                Cost of land sold                                      0          365,000               0          470,000
                Cost of securities sold                                0          100,000               0          100,000
                Non-cash income                                        0                0          (5,000)          (5,000)
                Itex Trade Dollars used                                0                0               0            8,248
                Loss from impairment of land
                  value (Note 6)                                       0                0               0        1,955,000
                Deferred income taxes                             (9,000)               0               0           (9,000)
           Changes in assets and liabilities:
                Contracts receivable                               7,320         (327,055)         13,349         (370,401)
                Accrued expenses                                  (1,797)               0          (7,999)            (582)
                                                           -------------   --------------   -------------   --------------
                            NET CASH PROVIDED (REQUIRED)
                                 BY OPERATING ACTIVITIES          30,033        1,630,863          12,176        1,663,840
INVESTING ACTIVITIES
           Purchase of real estate                                     0                0               0         (105,000)
           Loan to related party                                       0       (1,000,000)              0       (1,000,000)
           Organization costs                                          0                0               0             (100)
                                                           -------------   --------------   -------------   --------------
                                      NET CASH (USED) BY
                                    INVESTING ACTIVITIES               0       (1,000,000)              0       (1,105,100)
FINANCING ACTIVITIES
           Proceeds from sale of common stock (1)                      0                0               0          124,000
           Loans                                                       0                0               0           10,417
           Repayments                                                  0                0          (8,337)         (10,417)
                                                           -------------   --------------   -------------   --------------
                         NET CASH PROVIDED (REQUIRED) BY
                                    FINANCING ACTIVITIES               0                0          (8,337)         124,000
                                                           -------------   --------------   -------------   --------------
                             INCREASE (DECREASE) IN CASH
                                    AND CASH EQUIVALENTS          30,033          630,863           3,839          682,740

           Cash and cash equivalents at beginning
              of year                                            652,707           21,844          18,005                0
                                                           -------------   --------------   -------------   --------------
                               CASH AND CASH EQUIVALENTS
                                          AT END OF YEAR   $     682,740   $      652,707   $      21,844   $      682,740
                                                           =============   ==============   =============   ==============
SUPPLEMENTAL INFORMATION
           Cash paid for interest                          $           0   $            0   $         477   $          676
                                                           =============   ==============   =============   ==============

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


Fair value of Financial Instruments:
------------------------------------
The carrying amount of cash and accrued expenses approximate fair value due to the short maturity periods of these instruments. The fair value of $1,370,401 in notes receivable at December 31, 1998, based on the present value of the receivable at interest rates of 8% and 9%, is $1,135,603

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 1997, the Company loaned $1,000,000 to Fortune Thoroughbred Farms, Inc. The President of Fortune is the brother-in-law of the Company's majority shareholder. The note bears interest at 8%. Annual payments of $103,000 were scheduled to begin December 31, 1998, with a balloon payment due December 31, 2007. The note is secured by a mortgage on 960 acres of land near Twin Falls, Idaho. The note was amended in 1998 to require no payments until December 31, 1999, and to forgive interest through December 31, 1999.

NOTE 6:  CONTRACTS RECEIVABLE
During 1993, real estate was sold on contract. The contract requires monthly payments of $451 at an interest rate of 9%. At December 31, 1998, the current portion of the receivable was $3,473 and the long-term portion was $22,561 for a total of $26,034.

In November 1997, a real estate parcel was sold on contract. The contract requires quarterly payments of $2,500 at an interest rate of 9%. At December 31, 1998, the current portion of the receivable was $6,828, and the long-term portion was $32,539 for a total of $39,367.

In December 1997, another real estate parcel was sold on contract. The contract requires annual payments of $55,000 in 1999 and $50,000 each year thereafter at an interest rate of 8%. At December 31, 1998, the current portion was $30,600, and the long-term portion was $274,400, for a total of $305,000.

NOTE 7:  NET OPERATING LOSS CARRYOVER
The Company and Panorama  had  a  net operating   loss carryover  of $587,035 at
December 31, 1998, that if not used will expire as follows:

                                                                                          Company's            Panorama's
                              Year Ended                   Expiration Date                  Loss                  Loss
                           -----------------              -----------------            --------------       --------------
                           December 31, 1988              December 31, 2003            $        1,950       $            0
                           December 31, 1989              December 31, 2004                        10                    0
                           December 31, 1990              December 31, 2005                        10                    0
                           December 31, 1991              December 31, 2006                        10                    0
                           December 31, 1992              December 31, 2007                        20                    0
                           December 31, 1993              December 31, 2008                         0                7,808
                           December 31, 1994              December 31, 2009                         0               41,004
                           December 31, 1995              December 31, 2010                         0                5,141
                           December 31, 1997              December 31, 2012                         0              533,082
                                                                                       --------------       --------------
                                                                                       $        2,000       $      587,035
                                                                                       ==============       ==============

Due to the Company's activities as a development stage company, there is not a sufficient basis for making an estimate of future income. At December 31, 1998, the Company has recorded a deferred tax asset of $9,000.