Form 10-Q
period 1999-03-31
ARROW MANAGEMENT INC
filed 1999-05-12
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

              Class                            Outstanding as of May, 1999
 $.001 PAR VALUE CLASS A COMMON STOCK                 5,580,700 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company had net income of $8,029 for the three month period ended March 31, 1999, which includes interest income of $6,835 and government subsidy of $1,284, less general and administrative expenses of $90; as compared to the three month period ended March 31, 1998 net income of $12,755, which consists of interest income of $12,737 and government subsidy of $651, less general and administrative expenses of $633.

         Liquidity and Capital Resources

         Net current assets at March 31, 1999 were $765,139 as compared to net current assets at December 31, 1998 of $756,333. The increase in net current assets of $8,806 was due to an increase in cash provided by operating activities.

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



                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                      3/31/99              12/31/98
                                                                     Unaudited              Audited
                                                                   -------------         ------------
         ASSETS

CURRENT ASSETS
     Cash in bank                                               $          691,546       $        682,740
     Current portion of note receivable                                     40,901                 40,901
     Accrued interest receivable                                            32,110                 32,110
                                                                ------------------       ----------------
                  TOTAL CURRENT ASSETS                                     764,557                755,751

OTHER ASSETS
     Real estate                                                            30,000                 30,000
     Note receivable - related party                                     1,000,000              1,000,000
     Long-term portion of contracts receivable                             328,723                329,500
     Deferred income taxes                                                   9,000                  9,000
                                                                ------------------       ----------------
                  TOTAL OTHER ASSETS                                     1,367,723              1,368,500
                                                                ------------------       ----------------

                                                                $        2,132,280       $      2,124,251
                                                                ==================       ================

         LIABILITIES & EQUITY

CURRENT LIABILITIES
     Accrued expenses payable                                   $             (582)       $          (582)
                                                                ------------------       ----------------

                            TOTAL CURRENT LIABILITIES                         (582)                  (582)

Minority interest in subsidiary                                            196,000                196,000

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
       Authorized - 50,000,000 shares
       Issued and outstanding - 5,580,700 shares                             5,581                  5,581
     Additional paid-in capital                                          2,375,667              2,375,667
     Deficit accumulated during development stage                         (444,386)              (452,415)
                                                                ------------------       ----------------

                           TOTAL STOCKHOLDERS' EQUITY                    1,936,862              1,928,833
                                                                ------------------       ----------------

                                                                $        2,132,280       $      2,124,251
                                                                ==================       ================






                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                         1/14/88
                                                                          For the three months          (Date of
                                                                             ended March 31,          inception) to
                                                                        1999              1998           3/31/99
                                                                      Unaudited        Unaudited        Unaudited
                                                                    -------------    --------------   ------------
Net sales                                                           $           0    $            0   $    574,896
Cost of sales                                                                   0                 0        489,824
                                                                    -------------    --------------   ------------

           GROSS PROFIT                                                         0                 0         85,072

Loss from impairment of land value                                              0                 0      1,955,000
General and administrative expenses                                            90               633        233,024
                                                                    -------------    --------------   ------------

              OPERATING (LOSS)                                                (90)             (633)    (2,102,952)
Other Income
     Sale of securities                                                         0                 0      1,443,680
     Interest                                                               6,835            12,737        159,312
     Consulting                                                                 0                 0          5,000
     Government subsidy                                                     1,284               651         41,574
                                                                    -------------    --------------   ------------
            TOTAL OTHER INCOME                                              8,119            13,388      1,649,566
                                                                    -------------    --------------   ------------

             NET INCOME (LOSS) BEFORE INCOME TAXES                          8,029            12,755       (453,386)

Provision for income taxes                                                      0                 0          9,000
                                                                    -------------    --------------   ------------

                    NET INCOME (LOSS)                               $       8,029    $       12,755  $    (444,386)
                                                                    =============    ==============   ============

Net income (loss) per weighted average
  common shares outstanding                                         $         .00   $           .00
                                                                    =============    ==============

Weighted average number of common shares
   outstanding used to compute net income (loss)                        5,580,700         5,580,700
                                                                    =============    ==============





                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Common Stock                Additional         During
                                                    Par Value $0.001               Paid -in        Development
                                                  Shares         Amount            Capital           Stage
                                                ----------   --------------     -------------     -------------
Balance, 1/14/88
 (Date of inception)                                     0   $            0     $           0     $           0
  Issuance of common stock (restricted)
  at $.002 per share, 1/14/88                    1,000,000            1,000             1,000
  Acquisition of subsidiary(1)                   5,250,700            5,251            (3,251)           (1,960)
  Net loss for period                                                                                    (1,960)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/88                              6,250,700            6,251            (2,251)           (3,920)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/89                              6,250,700            6,251            (2,251)           (3,940)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/90                              6,250,700            6,251            (2,251)           (3,960)
  Assets acquired by subsidiary                                                     4,420,000
  Minority interest adjustment                                                        (12,000)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/91                              6,250,700            6,251         4,405,749            (3,980)
  Debentures cancelled                                                             (2,000,000)
  Assets acquired by subsidiary                                                     1,600,000
  Minority interest adjustment                                                         (8,000)
  Net loss for year                                                                                        (891)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/92                              6,250,700            6,251         3,997,749            (4,871)
  Minority interest adjustment                                                         (2,000)
  Net loss for year                                                                                     (16,763)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/93                              6,250,700            6,251         3,995,749           (21,634)
  Net loss for year                                                                                     (41,004)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/94                              6,250,700            6,251         3,995,749           (62,638)
  Trade and media credits canceled                (320,000)            (320)       (1,446,432)
  Minority interest adjustment                                                         19,000
 Net loss for year                                                                                   (1,960,141)
                                                ----------   --------------     -------------     -------------
Balances at 12/31/95                             5,930,700            5,931         2,568,317        (2,022,779)
   Reissuance of erroneously canceled
      shares during 1995                           110,000              110              (110)
   Cancellation of previously issued
      shares related to acquisition of
      subsidiary                                  (460,000)            (460)              460
   Minority interest adjustment                                                       (54,000)
  Net income for year                                                                                    11,826
                                                ----------   --------------     -------------     -------------
Balance at 12/31/96                              5,580,700   $        5,581     $   2,514,667     $  (2,010,953)
  Minority interest adjustment                                                       (134,000)
  Net income for year                                                                                 1,492,918
                                                ----------   --------------     -------------     -------------
Balance at 12/31/97                              5,580,700   $        5,581     $   2,380,667     $    (518,035)
  Minority interest adjustment                                                         (5,000)
  Net income for year                                                                                    65,620
                                                ----------   --------------     -------------     -------------
Balance at 12/31/98                              5,580,700   $        5,581     $   2,375,667     $    (452,415)
  Net income for period                                                                                   8,029
                                                ----------   --------------     -------------     -------------
Balances at 3/31/99                              5,580,700   $        5,581     $   2,375,667     $    (444,386)
                                                ==========   ==============     =============     =============


(1) Acquisition actually occurred on September 30, 1993, but is reflected earlier under the pooling-of-interests method of accounting.




                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                       1/14/88
                                                                   For the three months               (Date of
                                                                     ended March 31,                inception) to
                                                              1999                 1998                3/31/99
                                                         --------------       --------------       --------------
OPERATING ACTIVITIES
     Net income (loss)                                   $        8,029       $       12,755       $     (444,386)
     Adjustments to reconcile net income (loss) to
        cash provided (required) by operating
        activities:
         Amortization                                                 0                    0                  100
         Accrued interest                                             0                    0              (32,110)
         Cost of land sold                                            0                    0              470,000
         Cost of securities sold                                      0                    0              100,000
         Non-cash income                                              0                    0               (5,000)
         Itex Trade Dollars used                                      0                    0                8,248
         Loss from impairment of land value                           0                    0            1,955,000
         Deferred income taxes                                        0                    0               (9,000)
     Changes in operating assets and liabilities:
         Contracts receivable                                       777                2,220             (369,624)
         Accrued expenses                                             0                    0                 (582)
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY OPERATING ACTIVITIES            8,806               14,975            1,672,646

INVESTING ACTIVITIES
     Purchase of real estate                                          0                    0             (105,000)
     Loan to related party                                            0                    0           (1,000,000)
     Organization costs                                               0                    0                 (100)
                                                         --------------       --------------       --------------

                                    NET CASH (USED) BY
                                  INVESTING ACTIVITIES                0                    0           (1,105,100)

FINANCING ACTIVITIES
     Proceeds from sale of common stock (1)                           0                    0              124,000
     Loans                                                            0                    0               10,417
     Repayments                                                       0                    0              (10,417)
                                                         --------------       --------------       --------------

                          NET CASH PROVIDED (REQUIRED)
                               BY FINANCING ACTIVITIES                0                    0              124,000
                                                         --------------       --------------       --------------
                           INCREASE (DECREASE) IN CASH
                                  AND CASH EQUIVALENTS            8,806               14,975              691,546

     Cash and cash equivalents
      at beginning of period                                    682,740              652,707                    0
                                                         --------------       --------------       --------------

                             CASH AND CASH EQUIVALENTS
                                      AT END OF PERIOD   $      691,546       $      667,682       $      691,546
                                                         ==============       ==============       ==============

SUPPLEMENTAL INFORMATION
     Cash paid for interest                              $            0       $            0       $          676
                                                         ==============       ==============       ==============


SUPPLEMENTAL INVESTING ACTIVITY DISCLOSURE
In December, 1996, the Company canceled 460,000 shares of its common stock.

(1) Stock of subsidiary was $122,000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ARROW MANAGEMENT, INC.



Dated: May 12, 1999                s\Krista Nielson
                               -------------------------------------------------
                               Krista Nielson, President CEO and Director




Dated: May 12, 1999                s\Sasha Belliston
                               -------------------------------------------------
                               Sasha Belliston, Secretary/Treasurer and Director