Form 10-Q/A
period 1998-09-30
ARROW MANAGEMENT INC
filed 1999-05-13
CIK 860401

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


3098 So. Highland Drive, Suite 460
Salt Lake City, Utah                                       84106
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (801) 485-7775



                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarter ended September 30, 1998, dated November 10, 1998 as set forth below:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, is amended to read as follows:

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


                             ARROW MANAGEMENT, INC.


Dated: May 14, 1999            s/ Krista Nielson
                              -------------------------------------------------
                              Krista Nielson, President, CEO and Director


Dated: May 14, 1999            s/ Sasha Belliston
                              -------------------------------------------------
                              Sasha Belliston, Secretary/Treasurer and Director