Form 10-K/A
period 1997-12-31
ARROW MANAGEMENT INC
filed 1999-11-12
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


                             ARROW MANAGEMENT, INC.
             (exact name of Registrant as specified in its charter)


         NEVADA                                               87-0467339
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


1800 E. Sahara, Suite 107
Las Vegas, Nevada                                          89104
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code (801) 485-7775



                                 AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-K for the year ended December 31, 1997, dated April 10, 1998 as set forth below:


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                Amount of                   Percent
Title of class            of beneficial owner                        beneficial ownership            of class

Common Stock              Capital General Corporation(1,2)                3,714,300                    66.56%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              David R. Yeaman(1,2,3)                          1,534,000                    27.49%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Krista Nielson(1,2)                                80,000                     1.43%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              All Officers and Directors as a Group(1,2,3)    5,328,300                    95.48%


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


                             ARROW MANAGEMENT, INC.


Dated: November 8, 1999            s/ Krista Nielson
                              -------------------------------------------------
                              Krista Nielson, President, CEO and Director


Dated: November 8, 1999            s/ Sasha Belliston
                              -------------------------------------------------
                              Sasha Belliston, Secretary/Treasurer and Director