Form 10-Q
period 1999-09-30
ARROW MANAGEMENT INC
filed 1999-11-12
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

              Class                            Outstanding as of November, 1999
 $.001 PAR VALUE CLASS A COMMON STOCK                 5,580,700 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company had net income of $25,346 for the nine month period ended September 30, 1999, which includes interest income of $15,842, profit from the sale of two land parcels of $19,614, and government subsidy of $1,284, less general and administrative expenses of $11,394; as compared to the nine month period ended September 30, 1998 net income of $25,355 which includes interest income of $27,965 and government subsidy of $1,337, less general and administrative expenses of $3,947.

         Liquidity and Capital Resources

         Net current assets at September 30, 1999 were $801,285 as compared to net current assets at December 31, 1998 of $756,333. The increase in net current assets of $44,952 was due to an increase in cash and notes receivable from the sale of two parcels of land.

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



                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                      9/30/99                12/31/98
                                                                     Unaudited               Audited
                                                                   -------------         ---------------
         ASSETS

CURRENT ASSETS
     Cash in bank                                               $          731,165       $       682,740
     Current portion of note receivable                                     37,428                40,901
     Accrued interest receivable                                            32,110                32,110
                                                                ------------------       ---------------
                  TOTAL CURRENT ASSETS                                     800,703               755,751

OTHER ASSETS
     Real estate                                                            15,000                30,000
     Note receivable - related party                                     1,000,000             1,000,000
     Long-term portion of contracts receivable                             324,894               329,500
     Deferred income taxes                                                   9,000                 9,000
                                                                ------------------       ---------------
                  TOTAL OTHER ASSETS                                     1,348,894             1,368,500
                                                                ------------------       ---------------

                                                                $        2,149,597       $     2,124,251
                                                                ==================       ===============

         LIABILITIES & EQUITY

CURRENT LIABILITIES
     Accrued expenses payable                                   $             (582)      $          (582)
                                                                ------------------       ---------------

                            TOTAL CURRENT LIABILITIES                         (582)                 (582)

Minority interest in subsidiary                                            196,000               196,000

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
       Authorized - 50,000,000 shares
       Issued and outstanding - 5,580,700 shares                             5,581                 5,581
     Additional paid-in capital                                          2,375,667             2,375,667
     Deficit accumulated during development stage                         (427,069)             (452,415)
                                                                ------------------       ---------------

                           TOTAL STOCKHOLDERS' EQUITY                    1,954,179             1,928,833
                                                                ------------------       ---------------

                                                                $        2,149,597       $     2,124,251
                                                                ==================       ===============






                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                        1/14/88
                                                                                                       (Date of
                                       Three months ended                   Nine months ended        inception) to
                                    9/30/99          9/30/98          9/30/99           9/30/98         9/30/99
                                --------------    -------------    -------------    --------------   ------------
Net sales                       $       39,000    $           0    $      39,000    $            0   $    613,896
Cost of sales                           19,386                0           19,386                 0        509,210
                                --------------    -------------    -------------    --------------   ------------

           GROSS PROFIT                 19,614                0           19,614                 0        104,686

Loss from impairment of land value           0                0                0                 0      1,955,000
General and administrative expenses      1,504            1,278           11,394             3,947        244,328
                                --------------    -------------    -------------    --------------   ------------

           OPERATING (LOSS)             18,110           (1,278)           8,220            (3,947)    (2,094,642)
Other Income
     Sale of securities                      0                0                0                 0      1,443,680
     Interest income                     4,885            7,544           15,842            27,965        168,319
     Consulting                              0                0                0                 0          5,000
     Government subsidy                      0              686            1,284             1,337         41,574
                                --------------    -------------    -------------    --------------   ------------
           TOTAL OTHER INCOME            4,885            8,230           17,126            29,302      1,658,573
                                --------------    -------------    -------------    --------------   ------------

           NET (LOSS) BEFORE
                INCOME TAXES            22,995            6,952           25,346            25,355       (436,069)

Provision for income taxes                   0                0                0                 0          9,000
                                --------------    -------------    -------------    --------------   ------------

           NET (LOSS)           $       22,995    $       6,952    $      25,346    $       25,355  $    (427,069)
                                ==============    =============    =============    ==============   ============

Net (loss) per weighted
 average common shares          $          .00    $         .00    $         .00    $          .00
                                ==============    =============    =============    ==============

Weighted average number of
 common shares used to compute
 net (loss)                          5,580,700        5,580,700        5,580,700         5,580,700
                                ==============    =============    =============    ==============





                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                      Common Stock                Additional         During
                                                    Par Value $0.001               Paid -in        Development
                                                  Shares         Amount            Capital           Stage
                                                ----------   --------------     -------------     -------------
Balance, 1/14/88
 (Date of inception)                                     0   $            0     $           0     $           0
  Issuance of common stock (restricted)
  at $.002 per share, 1/14/88                    1,000,000            1,000             1,000
  Acquisition of subsidiary(1)                   5,250,700            5,251            (3,251)           (1,970)
  Net loss for period                                                                                    (1,970)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/88                              6,250,700            6,251            (2,251)           (3,920)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/89                              6,250,700            6,251            (2,251)           (3,940)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/90                              6,250,700            6,251            (2,251)           (3,970)
  Assets acquired by subsidiary                                                     4,420,000
  Minority interest adjustment                                                        (12,000)
  Net loss for year                                                                                         (20)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/91                              6,250,700            6,251         4,405,749            (3,980)
  Debentures cancelled                                                             (2,000,000)
  Assets acquired by subsidiary                                                     1,600,000
  Minority interest adjustment                                                         (8,000)
  Net loss for year                                                                                        (891)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/92                              6,250,700            6,251         3,998,749            (4,871)
  Minority interest adjustment                                                         (2,000)
  Net loss for year                                                                                     (16,763)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/93                              6,250,700            6,251         3,995,749           (21,634)
  Net loss for year                                                                                     (41,004)
                                                ----------   --------------     -------------     -------------
Balance at 12/31/94                              6,250,700            6,251         3,995,749           (62,638)
  Trade and media credits cancelled               (320,000)            (320)       (1,446,432)
  Minority interest adjustment                                                         19,000
 Net loss for year                                                                                   (1,970,141)
                                                ----------   --------------     -------------     -------------
Balances at 12/31/95                             5,930,700            5,931         2,568,317        (2,022,779)
  Reissuance of erroneously cancelled
     shares during 1995                            110,000              110              (110)
  Cancellation of previously issued
     shares related to acquisition of
     subsidiary                                   (460,000)            (460)              460
  Minority interest adjustment                                                        (54,000)
  Net income for year                                                                                    11,826
                                                ----------   --------------     -------------     -------------
Balance at 12/31/96                              5,580,700            5,581         2,514,667        (2,010,953)
  Minority interest adjustment                                                       (134,000)
  Net income for year                                                                                 1,492,918
                                                ----------   --------------     -------------     -------------
Balance at 12/31/97                              5,580,700            5,581         2,380,667          (518,035)
  Minority interest adjustment                                                         (5,000)
  Net income for year                                                                                    65,620
                                                ----------   --------------     -------------     -------------
Balances at 12/31/98                             5,580,700            5,581         2,375,667          (452,415)
  Net income for period                                                                                  25,346
                                                ----------   --------------     -------------     -------------
Balances at 9/30/99                              5,580,700   $        5,581     $   2,375,667     $    (427,069)
                                                ==========   ==============     =============     =============

(1) Acquisition actually occurred on September 30, 1993, but is reflected earlier under the pooling-of-interests method of accounting.




                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                                    1/14/88
                                                                                                                   (Date of
                                                       Three months ended               Nine months ended        inception) to
                                                    9/30/99         9/30/98         9/30/99         9/30/98         9/30/99
                                                  -----------     -----------     -----------     -----------     -----------
OPERATING ACTIVITIES
     Net (loss)                                   $    22,995     $     6,952     $    25,346     $    25,355     $  (427,069)
     Adjustments to reconcile net income
      (loss) to cash provided (required)
      by operating activities:
         Amortization                                       0               0               0               0             100
         Accrued interest                                   0               0               0               0         (32,110)
         Cost of land sold                             15,000               0          15,000               0         485,000
         Cost of securities sold                            0               0               0               0         100,000
         Non-cash income                                    0               0               0               0          (5,000)
         Itex Trade Dollars used                            0               0               0               0           8,248
         Loss from impairment of land value                 0               0               0               0       1,955,000
         Deferred income taxes                              0               0               0               0          (9,000)
     Changes in operating assets and liabilities:
         Contracts receivable                           6,774             494           8,079           3,442        (362,322)
         Accrued expenses                                   0               0               0               0            (582)
                                                  -----------     -----------     -----------     -----------     -----------

                  NET CASH PROVIDED (REQUIRED)
                       BY OPERATING ACTIVITIES         44,769           7,446          48,425          28,797       1,712,265

INVESTING ACTIVITIES
     Purchase of real estate                                0               0               0               0        (105,000)
     Loan to related party                                  0               0               0               0      (1,000,000)
     Organization costs                                     0               0               0               0            (100)
                                                  -----------     -----------     -----------     -----------     -----------

                            NET CASH (USED) BY
                          INVESTING ACTIVITIES              0               0               0               0      (1,105,100)

FINANCING ACTIVITIES
     Proceeds from sale of common stock(1)                  0               0               0               0         124,000
     Loans                                                  0               0               0               0          10,417
     Repayments                                             0               0               0               0         (10,417)
                                                  -----------     -----------     -----------     -----------     -----------

                   NET CASH PROVIDED (REQUIRED)
                        BY FINANCING ACTIVITIES             0               0               0               0         124,000
                                                  -----------     -----------     -----------     -----------     -----------

                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS        44,769           7,446          48,425          28,797         731,165

     Cash and cash equivalents
      at beginning of period                          686,396         674,058         682,740         652,707               0
                                                  -----------     -----------     -----------     -----------     -----------

                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD   $   731,165     $   681,504     $   731,165     $   681,504     $   731,165
                                                  ===========     ===========     ===========     ===========     ===========

SUPPLEMENTAL INFORMATION
     Cash paid for interest                       $         0     $         0     $         0     $         0     $       676
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



                                   ARROW MANAGEMENT, INC.




Dated: November 8, 1999            s\Krista Nielson
                               -------------------------------------------------
                               Krista Nielson, President CEO and Director




Dated: November 8, 1999            s\Sasha Belliston
                               -------------------------------------------------
                               Sasha Belliston, Secretary/Treasurer and Director