Form 10-K
period 1999-12-31
W WAVES USA INC
filed 2000-05-11
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For  the  fiscal  year  ended  December  31,  1999

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

                 For  the  transition  period  from  ________  to  ________

     Commission  File  No.  33-5524-01
                            ----------

                                W-WAVES USA, INC.
                                -----------------
                        (formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

    NEVADA                                                      87-04637339
-------------------                                            ------------
(State  or  other  jurisdiction  of                         (I.R.S.  Employer
incorporation  or  organization)                         Identification  Number)

Les  Tours  Triomphe
2500,  Boulevard  Daniel-Johnson  Blvd.
Suite  1108
Laval  (Quebec)
CANADA                                                              H7T  2P6
-----------------------------------------                           --------
(Address  of  principal  executive  offices)                    (Postal  Code)

Registrant's  telephone  number,  including  area  code  (450)  686-6993
                                                         ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.    [X]

As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $14,611, 287.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                  ___          Outstanding as of March 31,2000
    --------------------------  -------------    -------------------------------
    $.001 PAR VALUE CLASS A     COMMON STOCK             11,030,700 SHARES
                                                            ----------

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
                                     ------


ITEM  1.  BUSINESS.

Arrow Management, Inc., (now renamed W-WAVES USA, Inc.) the "Company") was incorporated under the laws of Nevada on January 14, 1988. The Company was formed to look for investments, business opportunities and assets in any industry. Initially the Company determined to acquire assets and properties in real estate development, specifically the area of Idaho Falls, Idaho.

     In furtherance of its determination to acquire real properties for development, on September 30, 1993, the Company entered into an agreement with the principals of Panorama Industries, Inc. ("Panorama") to issue 5,250,700 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama, an affiliated Nevada corporation, which owned real properties near
Idaho Falls, Idaho and other areas in Idaho. In December, 1996, the Company determined that it was unable to complete the acquisition of 460,000 shares of Panorama stock due to the failure of certain Panorama shareholders to complete the terms of the acquisition. This reduced the shares of the Company issued to acquire Panorama to 4,790,700 shares and the Company's ownership of Panorama to 90.73%.

     An Agreement and Plan of Reorganization (the "Agreement") was made and entered into by and among Arrow Management, Inc., a Nevada corporation (the "Company"), Capital General Corporation, a Utah Corporation ("CGC") and W-Waves USA Inc., a Delaware corporation ("Waves") and the shareholders of Waves ("Waves Shareholders"). Pursuant to the Agreement, on November 19, 1999 the Company transferred its entire interest, 4,790,700 shares of common stock, in its subsidiary, Panorama Industries, Inc., a Nevada corporation to CGC in exchange for 3,094,700 shares of common stock of the Company. The Company then distributed the 3,094,700 shares together with 5,450,00 additional shares issued by the Company from its authorized shares, a total of 8,544,700 shares of $.001 par value common stock of the Company, to Waves Shareholders in exchange for 100% of the issued and outstanding common stock of Waves.

     The transaction effected pursuant to the Agreement was exempt from the registration requirements of the Securities Act of 1933 by virtue of the Section 4(2) thereof.

     Following this transaction, the former Waves Shareholders owned 77.5% of Arrow Management, Inc. and Arrow Management was re-named W-WAVES USA, Inc.

     As a result of this transaction the Company became the owner of audio technology developed by Waves. This technology consists of a circuit which allows the post-amplification conversion of a conventional stereophonic signal directed to two-speaker enclosures into an ambisonic signal directed to five-speaker enclosures. This technology can be directly installed into manufacturers' radios, televisions, video cassette recorders, computers, and other devices employing stereophonic sound signals, and is currently the subject of a pending patent application.

     W-WAVES USA, Inc. operates primarily through two subsidiaries, White Wolf Canada, Inc. and Radison Aconstique Inc., a subsidiary of White Wolf. Both are engaged in complementary aspects of audio and video research and engineering. Each company has its own administrative and laboratory facilities. Together the office facilities total approximately 2,000 sq. ft. The laboratory and manufacturing facilities total approximately 20,000 sq. ft. W-WAVES, White Wolf (Canada), Inc. and Radison employ a total of 9 persons with an additional 20 persons under contract.


ITEM  2.  PROPERTIES.

     See "Item 1" above. The Company also utilizes space on a rent-free basis in the office of one of its principal shareholders, Bear Bay Holding Canada, Inc which is the sole owner of two of the principal shareholders of the Company. This arrangement is expected to continue until such time as the Company becomes sufficiently developed to necessitate its relocation. The Company has no agreements with respect to the maintenance or future acquisition of office facilities.


ITEM  3.  LEGAL  PROCEEDINGS.

     There are no pending legal proceedings involving the Company or its subsidiaries.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The only matter submitted to the Company's security holders for a vote during the fiscal year ended December 31, 1999 was the change of the Company's name from Arrow Management Inc. to W-WAVES USA, Inc.
 .

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.


     A trading market for the Company's $.001 par value common stock commenced on December 8, 1999 on NASD Bulletin Board under the symbol AWMG.

The high and low sales prices of such common stock since trading commenced and through March 31, 2000 are set forth below.


FISCAL YEAR                      HIGH SALES PRICE     LOW SALES PRICE
1999. . . .  Fourth Quarter             2.8124             2.0625
2000. . . .  First Quarter                4.00              2.687

     As of March 31, 2000, there were 471 record holders of the Company's common stock and there were 11,030,700 shares outstanding. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. The aggregate market value held by non-affiliates on March 31, 2000 was $14,611,287 USD.


ITEM  6.  SELECTED  FINANCIAL  DATA.


                          THE COMPANY AND SUBSIDIARIES*
                          -----------------------------
                              SUMMARY OF OPERATIONS
                              ---------------------
                                   DECEMBER 31
                                   -----------

                                   1999    1998       1997       1996        1995
                                 -------  ---------  ---------  ---------  -----------
Total Assets . . . . . . . . .            2,124,851  2,060,428    617,513     630,357
Revenues . . . . . . . . . . .                2,335    424,561          0           0
Operating Expenses . . . . . .                7,118     23,290      8,983   1,975,111
Net Earnings (Loss). . . . . .              065,620  1,492,918     11,826  (1,960,141)
Per Share Data Earnings (Loss)                  .01        .27        .00        (.33)
Average Shares Outstanding . .            5,580,700  5,580,700  5,580,700   5,930,700


 *  Includes  Panorama  Industries,  Inc.  through  12/31/98
 *  Includes  W-WAVES  USA  and  Subsidiaries  but  not  Panorama  as  of 12/31/99




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Prior to the acquisition of the shares of W-WAVES USA, INC. on November 19, 1999 the Company had not engaged in any regular business operations other than owning real estate and the collection of notes receivable from third parties.

     The plan of reorganization implemented in November 1999 removed from the Company all of the assets of its former Panorama Industries, Inc., subsidiary and substituted the assets of W-WAVES USA, Inc. As of December 31, 1999 these assets totalled $ __________ and consisted mainly of _________________________________________. During the last two fiscal years the
Company through its recently acquired W-WAVES assets was primarily engaged in research and development for three basic audio technology products on which the Company expended approximately $800,000 in 1999 and $500,000 in 1998. The
Company  expects  to  continue  this  emphasis  on  research  and  development.


     Since White Wolf and Radisson, the two subsidiaries of W-WAVES USA are both early stage research and development companies which have been engaged in operations for only a limited period of time, and since the principal assets of the Company prior to November 1999 were primarily real property and financial instruments, any comparison of year to year operations would be meaningless.

LIQUIDITY  AND  CAPITAL  REVENUES

     Prior to November 1999, the Company had no need for additional capital as it had more than ample capital available for its limited operations.

     The businesses acquired by the Company through the acquisition of W-WAVES USA will require substantial capital for their future growth. For example, in 1998 and 1999 the subsidiaries of W-WAVES USA required infusions of $800,000 and $500,000 respectively for expenditures on research and development.


     Management anticipates that substantial additional funds will be required to bring the Company's products to market but that the needed capital will be available on reasonable terms.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     The Company has no market risk sensitive instruments or market risk exposures.


ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

          See  Item  14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On May 2, 2000 the Company retained the services of Andersen Andersen & Strong, L.C., certified public accountants of Salt Lake City, Utah to serve as its independent auditor. There were no disagreements with the former auditor, Smith & Co.; the decision to change auditors was a business decision made by the board of directors of the Company.


                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

          The following table shows the positions held by the Company's officers and directors prior to November 19, 1999. Directors are appointed and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

NAME                AGE      POSITION

Krista  Nielson     37     President,  Director

Sasha  Belliston     27     Secretary/Treasurer,  Director


          KRISTA NIELSON, has been a director of the Company since inception. In addition to her management position with the Company, she has been since 1986 an officer and director of Capital General Corporation, a Utah-based financial consulting firm, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, and Visual Impact Corporation, a financial consulting company. Ms. Nielson devotes her time primarily to her role as President of Capital General and to the financial consulting activities in which Capital General engages.

          SASHA BELLISTON, has been a director of the Company since April, 1997, and in addition to her management position with the Company, she has been Vice President of Capital General since April, 1997. For the past five years, Ms. Belliston had devoted her time primarily as a cosmetologist and homemaker.
Ms. Belliston serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc, family holding companies, Four Star Ranch, Inc., a farmland development company, Argon Financial Corporation and Public Financial Corporation, investment companies. Ms. Belliston dedicates her time primarily to her role as President of Four Star Ranch and the farming activities in which Four Star engages.

          The management of Capital General was in the past essentially the same as that of the Company and, as the Company's largest shareholder in the past, Capital General exerted considerable influence in the election of the Company's officers and directors. Capital General is a private venture capital and financial consulting firm, incorporated in Utah in 1971. Capital General is a closely held corporation with eight shareholders and is not an investment company under the Investment Companies Act of 1940. A majority of the stock of Capital General is owned by Yeaman Enterprises, Inc., a private corporation which is, in turn, owned by the adult children of the family of David R. Yeaman (formerly an officer and director of the Company, Capital General and Yeaman Enterprises, Inc.) Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman Enterprises; Krista Nielson is also an officer and director of Yeaman Enterprises, Inc. Capital General ceased being a controlling shareholder of the Company on November 19, 1999.

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

          In 1993 Krista Nielson was ordered to permanently cease and desist from committing or causing further violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rules 10b-5 and 12b-20 thereunder.

     On November 19, 1999 Krista Nielson and Sasha Belliston resigned their positions as directors and officers of the Company and appointed the following persons in their place to serve until the next annual meeting of the shareholders and/or directors as the case may be.

Name                    Age          Position
----                    ---          --------

Victor  Lacroix          38          President  and  Director

Gilles  Charest          46          Secretary  and  Director

     VICTOR  LACROIX  has  for  the last five years been the principal executive
     ---------------
officer of Bear Bay Holding Canada, Inc. Bear Bay is a private investment firm that concentrates primarily on early stage (venture capital) investments in high technology. Mr. Lacroix is a graduate of the University of Montreal.

          GILLES  CHAREST,  is also a graduate of the University of Montreal and
          ---------------
is a member of the Canadian Institute of Chartered Accountants, the Order of Chartered Accountants of the Province of Quebec, and the Canadian Comprehensive Auditing Foundation. For the last five years he has been the managing director of the Company's principal subsidiaries and currently serves as Secretary and Director of W-WAVES USA, Inc.


ITEM  11.  EXECUTIVE  COMPENSATION.

          The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitle to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf. No remuneration has been paid to the Company's officers or directors prior to the filing of this Form 10-K.
There are no agreements or understandings with respect to the amount or remuneration that officers and directors listed above are expected to receive in the future.




ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS.

          The following table sets forth, as of March 31, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                                  Name and address                      Amount of
                                        ------------------------------------  -----------------------------
Title of class                                  of beneficial owner           beneficial ownership of class  Percent
--------------------------------------  ------------------------------------  -----------------------------  --------
Common Stock . . . . . . . . . . . . .  Bear Bay Management (Caribbean) Inc.                      3,000,000    27.20%
                                        3 Lowland Heights
                                        Christ Church
                                        Barbados, W.I

Common Stock . . . . . . . . . . . . .  Bear Bay Europe (Luxembourg) S.A.                           800,000     7.25%
                                        12 Rue Leon Thyes
                                        L-2636, Luxembourg

Common Stock . . . . . . . . . . . . .  Capital CVS Lt e                                          1,600,000    14.50%
                                        17, Rue Des Camelias
                                        Blainville, Quebec
                                        CANADA J7C-4T2

Common Stock . . . . . . . . . . . . .  9082-8369 Quebec, Inc.                                    1,600,000    14.50%
                                        3730 Blvd. Cremazie Est
                                        Suite 501
                                        Montreal, Quebec
                                        CANADA

Common Stock . . . . . . . . . . . . .  Corinne Lewin                                               900,000     8.16%
                                        Chateau Perigord
                                        6, Lacets St-Leon
                                        MC 98000, Monaco

Common Stock . . . . . . . . . . . . .  Chippawa Trade Limited                                      700,000     6.34%
                                        P.O. Box 107
                                        Oceanic House
                                        Duke Street
                                        Grand Turk
                                        Turks and Caicos Islands, B.W.I.

Common Stock . . . . . . . . . . . . .  Hallsbury Enterprises Ltd.                                  650,000     5.89%
                                        R.G. Solomon Arcade
                                        Suite 11
                                        Charlestown, Nexis
                                        West Indies





                        SECURITY OWNERSHIP OF MANAGEMENT



                                               Name                              Amount of
                              ---------------------------------------  -----------------------------
Title of class                          of beneficial owner            beneficial ownership of class  Percent
----------------------------  ---------------------------------------  -----------------------------  --------
Common Stock . . . . . . . .           Victor Lacroix                                     3,800,000*    34.45%
                                       President and Director

Common Stock . . . . . . . .           Gilles Charest                                     1,600,000**   14.50%
                                       Secretary and Director

Common Stock . . . . . . . .           (All Officers and                                  5,400,000     48.95%
                                             Directors as a Group)


     *Since  Mr.  Lacroix  is  the  Chief Executive Officer of Bear Bay Holding Canada which controls Bear Bay
      Management  and  Bear  Bay  Europe,  Mr.  Lacroix  beneficially  owns  a  total  of  3,800,000  shares.

     **Mr.  Charest's  beneficial  ownership  derives  from  his  ownership  of  50%  of  Capital  CVS  Lt  e.



ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
          No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

                                     PART IV
                                     -------

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.
     Financial  Statements  and  Financial  Statement  Schedules.

     Financial  Statements  -  December  31,  1999  and  1998.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999



                                      INDEX
                                      -----


A.     FINANCIAL  STATEMENTS
       ---------------------


                                AUDITOR'S REPORT



TO  THE  SHAREHOLDERS  OF  ARROW  MANAGEMENT,  INC.  AND  SUBSIDIARY

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET




                                                     ASSETS


                                                        DECEMBER 31     DECEMBER 31
                                                            1999           1998
CURRENT
  Cash in bank . . . . . . . . . . . . . . . . . . . .  $     27,197  $       682,740
  Current portion of note receivable - related company           ---           40,901
  Accounts receivable                                         19,752              ---
  Accrued interest receivable                                    ---           32,110
  Inventory                                                   37,686              ---
  Prepaid expenses                                             1,346              ---
  Loan receivable - other                                      1,744              ---
                                                        ------------  ---------------
                                                              87,725          755,751
                                                      ---------------  ---------------

CAPITAL ASSETS                                                82,407              ---
                                                        ------------  ---------------

OTHER
  Real estate                                                    ---           30,000
  Note receivable - related party                                ---        1,000,000
  Long-term portion of contracts receivable                      ---          329,500
  Deferred income taxes                                          ---            9,000
  Goodwill                                                   165,928              ---
  Deferred opening costs                                     574,983              ---
  Deferred research costs                                    210,887              ---
  Trade, marks, patents                                        2,154              ---
  Advances on royalties                                        9,373              ---
  Incorporation fees                                           1,215              ---
                                                        ------------  ---------------
                                                             964,540        1,368,500
                                                     ---------------  ---------------
                                                     $     1,134,672  $     2,124,251
                                                     ===============  ===============


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                   LIABILITIES



                                        DECEMBER 31   DECEMBER 31
                                           1999         1998
CURRENT
Accrued expenses payable . . . . . . .  $    102,564  $      (582)
Income taxes payable                           1,561          ---
Balance of sale payable                      131,242          ---
Loan payable - related corporations          776,619          ---
                                        ------------  ------------
                                           1,011,986         (582)
                                         -----------  ------------

LONG TERM
  Loan payable - other                        21,760          ---
  Loan payable - building loan                30,755          ---
                                        ------------  ------------
                                              52,515          ---
                                         -----------  ------------

OTHER
  Minority interest in subsidiary                ---      196,000
Preferred shares of subsidiary company       157,850          ---
                                        ------------  ------------
                                             157,850      196,000
                                         -----------  ------------

                              STOCKHOLDERS' EQUITY


  Common stock $.001 par value:
    Authorized - 50,000,000 shares
    Issued - 11,030,700 shares
         Outstanding  11,030,700 shares       11,031         5,581
  Additional paid-in capital. . . . . . .        631     2,375,667
  Deficit accumulated during
             development stage. .  . .       (99,341)     (452,415)
                                        -------------  -----------
                                             (87,679)    1,928,833
                                      ----------------  -----------
                                     $     1,134,672   $  2,124,251
                                    ================    ============





                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          1/14/88
                                    YEAR  ENDED     YEARS  ENDED     (DATE  OF  INCEPTION)
                                    DECEMBER  31    DECEMBER  31             TO
                                        1999        1998      1997        12/31/99
                                     ---------      -----    -------     ---------

NET SALES                          $    14,422         ---        ---     14,422
COST OF SALES                           10,880         ---        ---     10,880
                                   ------------  ---------  ---------  ----------
GROSS PROFIT                             3,542         ---        ---      3,542
                                   ------------  ---------  ---------  ----------

EXPENSES                                99,187         ---        ---     99,187
                                   ------------  ---------  ---------  ----------

INCOME (LOSS) BEFORE
OTHER INCOME                           (95,645)        ---        ---    (95,645)
                                   ------------  ---------  ---------  ----------

OTHER INCOME
  Gain (loss) from operations of
    former subsidiary . . . . . .       24,938      65,620  1,492,918   (427,477)
  Gain on disposition of
subsidiary (Note 4)                    423,781         ---        ---    423,781
                                   ------------  ---------  ---------  ----------
  TOTAL OTHER INCOME. . . . . . .      448,719      65,620  1,492,918     (3,696)
                                   ------------  ---------  ---------  ----------
NET INCOME (LOSS) . . . . . . . .  $   353,074     65,620  1,492,918     (99,341)
                                     =========  =========  ==========   =========

  Net income (loss) per weighted
  average common shares
  outstanding . . . . . . . . . .          .03         .01        .27
                                   ============  =========  =========

  Weighted average number of
  Common shares outstanding used
to compute net income (loss). . .   11,030,700   5,580,700  5,580,700
                                   ============  =========  =========

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                            DEFICIT
                                                                                           ACCUMULATED
                                        COMMON STOCK             ADDITIONAL                 DURING
                                       PAR  VALUE  $.001          PAID-IN     TREASURY
                                                                                           DEVELOPMENT
                                           SHARES      AMOUNT     CAPITAL      STOCK         STAGE
                                         -----------  --------  -----------  --------  -----------

Balances at 1/14/88 (Date of inception)           0   $     0   $        0   $      0  $        0
Issuance of common stock (restricted)
at $.002 per share, 1/14/88 . . . . . .   1,000,000     1,000        1,000
Acquisition of subsidiary (1) . . . . .   5,250,700     5,251       (3,251)                (1,960)
Net loss for period . . . . . . . . . .                                                    (1,960)
                                         -----------  --------  -----------  --------  -----------

Balances at 12/31/88. . . . . . . . . .   6,250,700     6,251       (2,251)        0       (3,920)
Net loss for year . . . . . . . . . . .                                                       (20)
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/89. . . . . . . . . .   6,250,700     6,251       (2,251)        0       (3,940)
Net loss for year . . . . . . . . . . .                                                       (20)
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/90. . . . . . . . . .   6,250,700     6,251       (2,251)        0       (3,960)
Assets acquired by subsidiary . . . . .                          4,420,000
Minority interest adjustment. . . . . .                            (12,000)
Net loss for year . . . . . . . . . . .                                                       (20)
                                          -----------  --------  -----------  --------  -----------
Balances at 12/31/91. . . . . . . . . .   6,250,700     6,251    4,405,749         0       (3,980)
Debentures canceled . . . . . . . . . .                         (2,000,000)
Assets acquired by subsidiary . . . . .                          1,600,000
Minority interest adjustment. . . . . .                             (8,000)
Net loss for period . . . . . . . . . .                                                      (891)
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/92. . . . . . . . . .   6,250,700     6,251    3,997,749         0       (4,871)
Minority interest adjustment. . . . . .                            (2,000)
Net loss for period . . . . . . . . . .                                                   (16,763)
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/93. . . . . . . . . .   6,250,700     6,251    3,995,749         0      (21,634)
Net loss for period . . . . . . . . . .                                                   (41,004)
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/94. . . . . . . . . .   6,250,700     6,251    3,995,749         0      (62,638)
Trade and media credits canceled
(Note 7). . . . . . . . . . . . . . . .    (320,000)     (320)  (1,446,432)
Minority interest adjustment. . . . . .                             19,000
Net loss for period . . . . . . . . . .                                                (1,960,141)
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/95. . . . . . . . . .   5,930,700     5,931    2,568,317         0   (2,022,779)
Reissuance of erroneously canceled
shares during 1995 (Note 7) . . . . . .     110,000       110         (110)
Cancellation of previously issued
shares related to acquisition of
subsidiary (Note 4) . . . . . . . . . .    (460,000)     (460)         460
Minority interest adjustment. . . . . .                            (54,000)
Net income for year . . . . . . . . . .                                                    11,826
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/96. . . . . . . . . .   5,580,700     5,581    2,514,667         0   (2,010,953)
Minority interest adjustment. . . . . .                           (134,000)
Net income for year . . . . . . . . . .                                                 1,492,918
                                           -----------  --------  -----------  --------  -----------
Balances at 12/31/97. . . . . . . . . .   5,580,700     5,581    2,380,667         0     (518,035)
Minority interest adjustment. . . . . .                             (5,000)
Net income for year . . . . . . . . . .                                                    65,620
                                         -----------  --------  -----------  --------  -----------
Balances at 12/31/98. . . . . . . . . .   5,580,700     5,581    2,375,667         0     (452,415)
Disposition of subsidiary . . . . . . .                         (2,374,667)   (2,885)
Issuance of treasury stock
as a result of reorganization . . . . .                              2,885
Issuance of 5,450,000 shares as a
a result of reorganization. . . . . . .   5,450,000     5,450         (339)
Net income for year . . . . . . . . . .                                                    353,074
                                         -----------  --------  -----------  --------  -----------
Balances at 31/12/99. . . . . . . . . .  11,030,700   $ 11,031   $     661   $      0  $   (99,341)
                                         ===========  ========  ===========  ========  ===========


(1) Acquisition actually occurred on September 30, 1993, but is reflected earlier under the pooling of interests method of accounting



                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINICPLES
The company's accounting policies reflect current accounting practices and conform to generally accepted accounting principles. The following policies are considered to be significant.

     ACCOUNTING  METHOD:
     -------------------
     The accompanying financial statements have been prepared on the accrual method using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. All assets are listed at historical cost as adjusted for asset impairment.

     REVENUE  RECOGNITION:
     ---------------------
Revenue is recognized upon completion of sales, including adequate payment arrangements to reasonably assure collection of related receivables, if any.

     DIVIDEND  POLICY:
     -----------------
     The  company has not yet adopted any policy regarding payment of dividends.

     INCOME  TAXES:
     --------------
The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred assets is recorded when it is more likely than not that such tax benefits will not be realized.

     BASIS  OF  PRESENTATION:
     ------------------------
     The consolidated financial statements include the accounts of the Company and Panorama Industries, Inc. ("Panorama"), a subsidiary owned 90.73% by the Company through November 19, 1999. All significant intercompany transactions and balances have been eliminated. On November 19, 1999, the Company divested itself of the Panorama subsidiary. The consolidated financial statements include the accounts of the Company and W-Waves USA Inc. (Delaware company). White Wolf Audio Video Electronics Systems Inc., Radison Acoustique Ltee, and X-D LAB R&D Inc. all these corporations are subsidiaries of Arrow Management Inc.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  PRINICPLES  (CONT'D)
     EARNINGS  (LOSS)  PER  SHARE:
     -----------------------------
     Earnings (loss) per share are computed by dividing net income (loss) by the weighted average common shares outstanding during each period.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS:
     ----------------------------------------
     The carrying amount of cash and accrued expenses approximate fair value due to the short maturity periods of these instruments. The fair value of $1,370,401 in notes receivable at December 31, 1998, based on the present value of the receivable at interest rates of 8% and 9%, is $1,135,603.

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

     CASH  AND  CASH  EQUIVALENTS:
     -----------------------------
     For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     CONCENTRATION  OF  CREDIT  RISK:
     --------------------------------
     The Company maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies these items as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The risk is managed by maintaining all deposits in high quality financial institutions.

The Company requires collateral to support notes and contracts receivable. Management considers the real property pledged as security for its notes and contracts to be reasonable in the circumstances.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  2  -  DEVELOPMENT  STAGE  COMPANY  AND  BUSINESS  ACTIVITY
The Company was incorporated under the laws of the State of Nevada on January 14, 1988 and has been in the development stage since incorporation. The company acquired a substantial amount of land through its acquisition of Panorama (See Notes 4 and 6). The Company held real estate for investment and possible future development and sales. On November 19, 1999, the Company's assets were divested and all operations ceased. The Company may acquire interests in various other business opportunities which, in the opinion of management, will provide a profit to the Company. Additional external financing or other capital may be required to proceed with any business plan which may be developed by the Company. At approximately the same time that the Company divested itself of its Panorama subsidiary, it entered into a plan of reorganization with W-Wave USA, Inc. (A Delaware corporation) (Wave) to issue the 3,094,700 shares of treasury stock and an additional 5,450,000 previously unissued shares to acquire 100% of the outstanding stock of Wave.


NOTE  3  -  CAPITALIZATION
On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized common stock consists of 50,000,000 shares at $.001 per value.

NOTE  4  -  ACQUISITION  OF  SUBSIDIARY
On September 30, 1993, the Company issued 5,250,700 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama, an affiliated company. Panorama became a subsidiary of the Company. The transaction has been accounted for under the pooling-of-interests method of accounting. Therefore, the financial statements have been restated as if the Companies had been consolidated for all periods presented. In December, 1996, the Company canceled 350,000 shares of its common stock held for issuance to a shareholder of Panorama. As a result of this transaction, Arrow's ownership of Panorama was reduced from 99.45% to 90.73%. On November 19, 1999, the Company exchanged its interest in Panorama for 3,094,700 of its own shares returned to treasury stock.


                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  5  -  RELATED  PARTY  TRANSACTIONS
The Company neither owns or leases any real property. Office services are provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE  6  -  NET  OPERATING  LOSS  CARRYOVER
The Company had a net operating loss carryover of $2,000 at December 31, 1999, that if not used will expire as follows:

                                                   Company's
Year  Ended                 Expiration  Date          Loss
-----------                 ----------------       ----------
December  31,  1988        December  31,  2003       $ 1,950
December  31,  1989        December  31,  2004            10
December  31,  1990        December  31,  2005            10
December  31,  1991        December  31,  2006            10
December  31,  1992        December  31,  2007            20
                                                        ----
                                                     $ 2,000
                                                    =========

Due to the Company's activities as a development stage company, there is not a sufficient basis for making an estimate of future income.

                      ARROW MANAGEMENT, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              SCHEDULE OF EXPENSES





                                                                           1/14/88
                               YEAR ENDED             YEARS ENDED     (DATE OF INCEPTION)
                               DECEMBER 31            DECEMBER 31            TO
                                  1999              1998        1997       12/31/99
-----------------------------  -----------      ---------      --------  ----------

EXPENSES
  Secretarial service               14,449             ---       ---       14,449
  Consultations                      1,494             ---       ---        1,494
  Travel expenses                    7,804             ---       ---        7,804
  Telephone                          6,055             ---       ---        6,055
  Supplies                             301             ---       ---          301
  Rent                               6,899             ---       ---        6,899
  Office expenses                    1,320             ---       ---        1,320
  Professional fees                 33,038             ---       ---       33,038
  Insurance                            764             ---       ---          764
  Repairs and maintenance              768             ---       ---          768
  Interest and bank charges          1,354             ---       ---        1,354
  Interest and long term debt          429             ---       ---          429
  Amortization                       9,028             ---       ---        9,028
  Moving costs                       7,980             ---       ---        7,980
  Taxes and licenses                 6,456             ---       ---        6,456
  Foreign exchange                   1,048             ---       ---        1,048
                               -----------       ---------  --------       ------
                                    99,187            ---        ---       99,187
-----------------------------  -----------       ---------  --------       ------









     REPORTS  ON  FORM  8-K.

     A) A report on Form 8-K was filed during the fourth quarter of 1999. That report is incorporated by reference. The financial statements called for in that report are filed as part of this annual report on Form 10-K.

                                     ------
                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                W-WAVES USA, INC.
                          (formerly Arrow Management, Inc.)


Date:  May  _____,  2000   By:


                              _______________________________________

                              Victor  Lacroix,  President  and  Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  May  ____,  2000          By:


                                  _______________________________________

                                  Victor  Lacroix, President  and  Director




Date:  May  ____,  2000          By:


                                   _______________________________________

                                   Gilles  Charest, Secretary  and  Director