Form 10-K/A
period 1999-12-31
W WAVES USA INC
filed 2000-06-16
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10K/A


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

                                                  Name and address                      Amount of
Title of class                                  of beneficial owner             beneficial ownership of class          Percent
----------------------------           -----------------------------------      ------------------------------        --------
Common Stock . . . . . . . . . . . . .  Bear Bay Management (Caribbean) Inc.                         3,000,000          27.20%
                                        3 Lowland Heights
                                        Christ Church
                                        Barbados, W.I

Common Stock . . . . . . . . . . . . .  Bear Bay Europe (Luxembourg) S.A.                              800,000           7.25%
                                        12 Rue Leon Thyes
                                        L-2636, Luxembourg

Common Stock . . . . . . . . . . . . .  Capital CVS Lt e                                             1,600,000          14.50%
                                        17, Rue Des Camelias
                                        Blainville, Quebec
                                        CANADA J7C-4T2

Common Stock . . . . . . . . . . . . .  9082-8369 Quebec, Inc.                                       1,600,000          14.50%
                                        3730 Blvd. Cremazie Est
                                        Suite 501
                                        Montreal, Quebec
                                        CANADA

Common Stock . . . . . . . . . . . . .  Corinne Lewin                                                  900,000           8.16%
                                        Chateau Perigord
                                        6, Lacets St-Leon
                                        MC 98000, Monaco

Common Stock . . . . . . . . . . . . .  Chippawa Trade Limited                                         700,000           6.34%
                                        P.O. Box 107
                                        Oceanic House
                                        Duke Street
                                        Grand Turk
                                        Turks and Caicos Islands, B.W.I.

Common Stock . . . . . . . . . . . . .  Hallsbury Enterprises Ltd.                                     650,000           5.89%
                                        R.G. Solomon Arcade
                                        Suite 11
                                        Charlestown, Nexis
                                        West Indies





                        SECURITY OWNERSHIP OF MANAGEMENT



                                               Name                              Amount of
Title of class                          of beneficial owner            beneficial ownership of class          Percent
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

                               W-WAVES USA, INC.
                                AND SUBSIDIARIES
                       (Formerly Arrow Management, Inc.)
                         (A Development Stage Company)

                              Financial Statements

                               December 31, 1999

ANDERSEN ANDERSEN & STRONG, L.C.

Certified Public Accountants and Business Consultants
Member SEC Practice Section of the AICPA

                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098
                                                       E-mail KAndersen @msn.com


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
W-Waves USA, Inc.
(Formerly Arrow Management, Inc.)

We have audited the consolidated balance sheet of W-Waves USA, Inc. (formerly Arrow Management, Inc.)(a development stage company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the period March 19, 1999 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not examine the financial statements of W-Waves USA, Inc., White Wolf Audio Video Electronics Systems, Inc., Radison Acoustique Ltee, and XD-Lab R&D Inc., consolidated subsidiaries, which statements reflect total assets constituting 96% and 100%, respectively, of the consolidated revenues for the year then ended. Those statements were examined by other auditors whose reports have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the year ended December 31, 1999, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial) statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our examinations and the reports of other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of W-Waves USA, Inc., as of December 31, 1999, and the results of its operations and its cash flows for the period March 19, 1999 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ANDERSEN ANDERSEN & STRONG, L.C.

Salt Lake City, Utah
May 19, 2000

         A member of ACF International with affiliated offices worldwide

FRANK TROMBINO, CA.
Comptable Agree Chartered Accountant


                                AUDITOR'S REPORT





To the Shareholders of W-Waves USA INC.


I have audited the non-consolidated balance sheet of W-Waves USA Inc. as at December 31, 1999 and the non-consolidated statements of earnings, deficit and cash flows for the period them ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards, Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these non-consolidated financial statements present fairly, in all material respects, the financial position to the company as at December 31, 1999 and the results of its operations and its cash flows for the period then ended in accordance with generally accepted accounting principles.




                                                             /s/  FRANK TROMBINO

                                                            Chartered Accountant



Montreal, Quebec
May 8, 2000

4875 Boul Metropolitain EST. Bureau 202
Saint-Leonard (Quebec)  H1R 3J2
Telephone:  (514) 325-7000
Telecopieur:  (514) 325-8980

FRANK TROMBINO, CA.
Comptable Agree Chartered Accountant





                                AUDITOR'S REPORT




To the Shareholder of White Wolf Video Electronics Systems Inc.




I have audited the non-consolidated interim balance sheet of White Wolf Video Electronics Systems Inc. as at December 31, 1999 and the non-consolidated interim statements of earnings and deficit for the six month period then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these interim financial statements present fairly, in all material respects, the financial position to the company as at December 31, 1999 and the results of its operations and its cash flows for the six-month period then ended in accordance with generally accepted accounting principles.





                                                             /s/  FRANK TROMBINO

                                                            Chartered Accountant



Montreal, Quebec
May 2, 2000

4875 Boul Metropolitain EST. Bureau 202
Saint-Leonard (Quebec)  H1R 3J2
Telephone:  (514) 325-7000
Telecopieur:  (514) 325-8980

FRANK TROMBINO, CA.
Comptable Agree Chartered Accountant




                                AUDITOR'S REPORT


To the Shareholders of Radison Acoustique Ltee

I have audited the interim balance sheet of Radison Acoustique Ltee as at December 31, 1999 and the interim statements of earnings and retained earnings for the two-month period then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

- J conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these interim financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and the results of its operations and its cash flows for the two-month period then ended in accordance with generally accepted accounting principles.



                                                             /s/  FRANK TROMBINO

                                                            Chartered Accountant



Montreal, Quebec
May 3, 2000

4875 Boul Metropolitain EST. Bureau 202
Saint-Leonard (Quebec)  H1R 3J2
Telephone:  (514) 325-7000
Telecopieur:  (514) 325-8980

FRANK TROMBINO, CA.
Comptable Agree Chartered Accountant



                                AUDITOR'S REPORT



To the Shareholders of XD-LAB R&D INC.


I have audited the interim balance sheet of XD-LAB R&D INC. as at December 31, 1999 and the interim statements of earnings and deficit for the one-month period then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these interim financial statements present fairly, in all material respects, the financial position to the company as at December 31. 1999 and the results of its operations and its cash flows for the one-month period then ended in accordance with generally accepted accounting principles.




                                                             /s/  FRANK TROMBINO

                                                            Chartered Accountant


Montreal, Quebec
May 4, 2000


4875 Boul Metropolitain EST. Bureau 202
Saint-Leonard (Quebec)  H1R 3J2
Telephone:  (514) 325-7000
Telecopieur:  (514) 325-8980

                                W-WAVES USA, INC.
                           CONSOLIDATED BALANCE SHEET
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
                                December 31, 1999

           ASSETS
                                                                   1999
                                                                   ----
CURRENT ASSETS
    Cash and cash equivalents                               $     27,197
    Accounts receivable, net                                      19,752
    Inventory                                                     37,686
    Prepaid expenses and other current assets                      3,090
    Goodwill, net                                                169,624
                                                                 -------
       Total Current Assets                                      257,349
                                                                 -------
BUILDING AND EQUIPMENT, net                                       82,407
                                                                --------

OTHER ASSETS

    Trade marks, patents                                           2,154

    Advance on royalties                                           9,373

    Organization costs                                             1,815
                                                                --------
                                                                  13,342
                                                                --------
                                                             $   353,098
                                                                ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                 $   102,564
    Income taxess payable                                          1,561
    Current portion of long-term obligations                       1,636
    Note payable - Acquisition                                   131,242
    Note payable - related corporations                          792,957
                                                                 -------
       Total Current Liabilities                               1,029,960
                                                               ---------
LONG-TERM DEBT OBLIGATIONS                                        50,879
                                                                --------
MINORITY INTEREST IN SUBSIDIARY                                  159,214
                                                                ---------
COMMITMENTS                                                            -

STOCKHOLDERS' EQUITY
    Common stock                                                  11,031

    Additional paid-in capital                                         -

    Accumulated deficit                                         (897,986)
                                                                 --------
                                                                (886,955)
                                                                 -------
                                                            $    353,098
                                                                ========




                             See accompanying notes

                                W-WAVES USA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
     For the Period March 19, 1999 (Date of Inception) to December 31, 1999

                                                                From March 19,
                                                                     1999
                                                             (Date of Inception)
                                                               to December 31,
                                                                     1999
                                                                ---------------
       REVENUE                                                  $        14,422

       COST OF SALES
                                                                         10,880
                                                                ---------------
                                                                          3,542
                                                                ---------------
       COSTS AND OPERATING EXPENSES
          Consulting and professional fees                              820,402
          Interest expense                                               18,121
          General and administrative                                     63,005
                                                                ---------------
             Total Costs and Expenses                                   901,528
                                                                ---------------
       LOSS FROM OPERATIONS                                            (897,986)

       INCOME TAXES                                                          -
                                                                ---------------
       NET LOSS                                                 $      (897,986)
                                                                ===============


       AVERAGE COMMON AND EQUIVALENT SHARES
                                                                      2,208,382
                                                                ===============
          Diluted                                                     2,208,382
                                                                ===============

       NET LOSS PER SHARE
          Basic                                                 $         (0.41)
                                                                ================
          Diluted                                               $         (0.41)
                                                                ================




                             See accompanying notes.

                                W-WAVES USA, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
     For the Period March 19, 1999 (Date of Inception) to December 31, 1999



                                                 Common Stock          Additional
                                               ----------------         Paid ln    Treasury    Accumulated
                                               Shares        Amount      Capital     Stock        Deficit          Total
                                             ---------      --------    ---------   -------     -----------      ---------

BALANCE, March 19, 1999 (Date of Inception)         -       $    -       $     -    $    -       $      -       $       -
  Disposition of subsidiary                                                         (2,885)                         (2,885)
  Acquisition of'Arrow Management, Inc.      5,580,700         5,581           -                                     5,581
  Issuance of treasury stock upon
      reorganization                                                                 2,885                           2,885
  Issuance of 5,450,000 shares upon
      reorganization                         5,450,000         5,450                                                 5,450
   Net loss                                         -            -             -         -         (897,986)      (897,986)
                                            ----------      ---------   ---------   --------      -----------     ---------
BALANCE December 31, 1999                   11,030,700     $   11,031    $     -    $    -       $ (897,986)     $(886,955)
                                            ==========     ==========   =========   ========      ===========     =========



                             See accompanying notes.

                                W-WAVES USA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
     For the Period March 19, 1999 (Date of inception) to December 31, 1999

                                                             From March 19, 1999
                                                             (Date or Inception)
                                                               to December 31,
                                                                     1999
                                                             ------------------
      CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                            $         (897,986)
        Adjustments to reconcile net income loss to net
                 cash provided by operating activities
             Depreciation and amortization                                9,028
             Accounts receivable                                        (19,752)
             Other assets                                               (53,385)
             Accounts payable and other liabilities                     105,761
                                                             ------------------
                                                                       (856,334)
                                                             ------------------
      CASH FROM INVESTING ACTIVITIES
         Acquisition of equipment and leaseholds                        (91,302)
         Goodwill on acquisitions of subsidiaries                      (160,611)
                                                             ------------------
                                                                       (251,913)
                                                             ------------------

      CASH FROM FINANCING ACTIVITIES
         Issuance-preferred shares-minority interest                    159,214
         Lang term debt                                                  50,879
         Note payable - acquisition                                     131,242
         Note payable - related corporations                            792,957
                                                             ------------------
                                                                       1,134,292
                                                             ------------------
      NET CHANGE IN CASH AND CASH EQUIVALENTS                            26,045

      CASH AND CASH EQUIVALENTS
         Beginning of period                                              1,152
                                                             ------------------
         End of period                                         $         21,197
                                                             ==================

      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid during the period for:

             Interest                                        $                -
                                                             ==================
             Income taxes                                    $                -
                                                             ==================

      NON-CASH INVESTING AND FINANCING
         ACTIVITIES
         Issuance of 5,450,000 shares upon reorganization    $            5,450
                                                             ------------------




                             See accompanying notes.

                                W-WAVES USA, INC.
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

1. ORGANIZATION AND BUSINESS ACTIVITY

Arrow Management, Inc. (Arrow) was incorporated under the laws of the State of Nevada on January 14, 1988. On September 30, 1993, Arrow issued 5,250,700 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama, an affiliated company. The transaction was accounted for under the pooling-of-interests method of accounting, thus, the financial statements were restated as if the Companies had been consolidated for all periods presented. In December 1996, Arrow canceled 350,000 shares of its common stock held for issuance to a shareholder of Panorama. As a result of this transaction, Arrow's ownership of Panorama was reduced from 99.45% to 90.73%. On November 19, 1999, Arrow exchanged its interest in Panorama for 3,094,700 shares held as treasury stock. At approximately the same time, Arrow entered into a plan of reorganization with W-Waves USA, Inc. (W-Waves) (a Delaware corporation) to issue the 3,094,700 shares of treasury stock and an additional 5,450,000 previously unmissed shares to acquire 100% of the outstanding stock of W-Waves. The transaction was accounted for as a reverse acquisition. On October 21, 1999, Arrow flied a Certificate of Name Change with the State of Nevada changing its name to W-Waves USA, Inc. (the Company). The Company and its subsidiaries market technologies and products in the audio industry, however, they are currently in the development stage.

The Company may pursue interests in various other business opportunities that, in the opinion of management, may provide a profit to the Company. Additional external financing or other capital may be required to proceed with any business plan that may be developed by the Company.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING Policies

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company, W-Waves USA Inc., White Wolf Audio Video Electronics Systems Inc., Radison Acoustique Ltee, and X-D LAD R&D Inc. All significant intercompany transactions arid balances have been eliminated.

Revenue Recognition
-------------------
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
-----------
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

                                W-WAVES USA, INC.
                        (Formerly Arrow Management, inc.)
                          (A Development Stage Company)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

Comprehensive Income
--------------------
In l999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on total stockholders' equity as of December 31, 1999,

Income Taxes
------------
Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Statement of Financial Accounting Standards No. 109, requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely titan not that some or all of its deferred tax assets will not be realized.

Depreciation and Amortization
-----------------------------
Property and equipment are stated at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, generally five to seven years. Real property is depreciated on a straight-line basis over a period of twenty years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

Estimates and Assumptions
-------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Basic and Diluted Net income (Loss) Per Share
---------------------------------------------
Basic net income (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants.

Allowance for Doubtful Accounts
-------------------------------
The Company provides an allowance for uncollectible accounts which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions and other economic factors. Ultimate losses may vary from current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period they become known. Losses are charged and recoveries are credited to the allowance.

                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, `~Accounting for the Impairment of Long-Lived Assets to be
Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Advertising Costs
-----------------
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs ", As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. There were no advertising expenses for any of the years presented.

Concentration of Credit Risk
----------------------------
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable. Cash is deposited with high credit, quality financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers located throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 1999 and 1998, no one customer accounted for 10% or more of the accounts receivable balance.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Goodwill
--------
Goodwill resulting from acquisition of subsidiaries is being amortized on a straight-line basis over the estimated life of the benefit of five years.

Recent Accounting Pronouncements
--------------------------------
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), `Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ". This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its consolidated financial statements,

                                 W-WAVES LISA, INC.
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

Recent Accounting Pronouncements
--------------------------------
In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for the Company's fiscal year ending June 30, 2000. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SEAS No, 133 is effective for fiscal years beginning after June 15, 1999. SEAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as pan of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No, 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.



3. PROPERTY AND EQUIPMENT

Building and equipment consisted of the following at December 31, 1999.

Office equipment                                          $59,859
Laboratory equipment                                        8,570
Computer equipment                                          3,166
Building                                                   40,382
                                                           ------
                                                          111,977
Less: Accumulated depreciation                            (29,570)
                                                           ------
                                                          $82,407
                                                          =======


Depreciation expense for the year ended December 31, 1999 was $9,028.

                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

4. NOTES PAYABLE

At December 31, 1999, long-term obligations consisted of the following:

Note payable to bank, payable in monthly installments
     of $428 including interest at 8.2% per annum,
     collateralized by real estate due (and
     renewable) at June 20, 2000.                                       $30,755

Note payable to former shareholder payable on
     demand including interest imputed interest
     at 8%                                                               21,760
                                                                        --------
                                                                         52,515
Less current portion                                                     (1,636)
                                                                        --------
                                                                        $50,879
                                                                        ========
 5. NOTE PAYABLE - ACQUISITION

On November 1, 1999, 100 % of the common stock of Radison Acoustique Ltee was acquired by White Wolf Audio Video Electronics Systems, Inc. (a wholly-owned subsidiary of the Company) for the purchase price of $181,719. As of December 31, 1999, the outstanding balance on the transaction was $13 1,242. The balance was satisfied in January 2000.

 6. ADVANCES PROM RELATED PARTIES

During 1999, advances totaling $776,619 were made to the Company by related parties. Such advances include imputed interest at 8% per annum and are due upon demand.

7.  COMMON STOCK

The Company is authorized to issue 50,000,000 shares of' $.001 par value common stock. As of December 31, 1999 and 1998, the Company has 11,030,700 and 2,580,700 shares of common stock outstanding, respectively.

During 1999, Arrow Management, Inc. (Arrow) exchanged its interest in Panorama for 3,094,700 shares held as treasury stock. At approximately the same time, Arrow entered into a plan of reorganization with W-Waves USA, Inc. (W-Waves) (a Delaware corporation) to issue the 3,094,700 shares of treasury stock and an additional 5,450,000 of previously unissued shares to acquire 100% of the outstanding stock of W-Waves. On October 21, 1999, Arrow filed a Certificate of Name Change with the State of Nevada changing its name to W-Waves USA, Inc. (the Company).

                                W-WAVES USA, INC.
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

7. COMMON STOCK (Continued)

236,627 shares of (Class "B") preferred stock of White Wolf Audio Electronics Systems, Inc. is owned by shareholders other than the Company and is treated as a minority interest. Such preferred stock is non-voting, bearing non-cumulative dividends to be determined by the board of directors and is redeemable at par by the Company or the bearer(s)

8. INCOME TAXES

The components of the provision for income taxes at December 31, 1999 are as follows;

Current - Federal                                                      $       -

Deferred -  Federal                                                            -
                                                                       ---------
Income tax prevision                                                   $       -
                                                                       =========

A reconciliation of the consolidated income tax provision to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using U.S. Federal statutory rate

Non-deducible expenses                                                 $       -

Depreciation and bad debts allowance                                           -
                                                                       ---------
Effective Tax                                                          $       -
                                                                       =========


Deferred tax assets (liabilities) consisted of the following at December 31, 1999.

Deferred tax assets
  Net operating loss carryforwarde                                     $ 298,000
                                                                       ---------
                                                                         298,000
Deferred tax liability                                                         -
                                                                         298,000
Valuation allowance                                                    (298,000)
                                                                       ---------
                                                                               -
                                                                       =========



At December 31, 1999, the Company has net operating loss (NOL) carryforwards totaling approximately $882,000. The carryforwards begin to expire in fiscal year 2114. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.

                                W-WAVES USA, INC.
                        (Formerly Arrow Management, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

9.   Commitments

Office services are provided, without charge, by Capital General Corporation, a major shareholder of the Company. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy fox' the resolution of such conflicts.

10.  LOSS PER SHARE

Net loss available to common          $   (897,986)                $   (897,986)
      Shareholders

Weighted average Shares                  2,208,382                    2,208,382

Effect of dilutive securities
      Option                                  -                              -

      Warrants                                -                              -

                                     -------------                --------------
                                         2,208,382                    2,208,382

Basic income loss per share
    (based on Weighted average
     shares)                          $      (0.41)                $      (0.41)

Diluted loss per share                $      (0.41)                $      (0.41)





Following is a reconciliation  of the numerators of the basic and diluted income
(loss) per share for the years ended December 31, 1999 and 1998:

11.  GOING-CONCERN

As shown in the accompanying financial statements, the Company incurred net losses during the period March 19, 1999 (date of inception) to December 31, 1999 of $897,986, and as of December 31, 1999, current liabilities exceeded its current assets by $772,611. Those factors could create an uncertainty about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and ultimately, upon the Company's attaining profitable operations. The management of the Company intends to seek additional funding which will be utilized to fund additional product development and continue operations. The Company recognizes that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

     REPORTS  ON  FORM  8-K.

     A) A report on Form 8-K was filed during the fourth quarter of 1999. That report is incorporated by reference. The financial statements called for in that report are filed as part of this annual report on Form 10-K.

                                   ----------
                                   SIGNATURES
                                   ----------


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


Date:  May  ____,  2000          By:  Victor  Lacroix, President  and  Director




Date:  May  ____,  2000          By:  Gilles  Charest, Secretary  and  Director