Form 10-Q
period 2000-03-31
W WAVES USA INC
filed 2000-11-01
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to______________

Commission File No. 33-55254-01




                                W-WAVES USA, INC.
                        (formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

        NEVADA                                                    87-0467339
------------------------                                  ----------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)
Identification Number)

2500 Daniel-Johnson Blvd
Suite 1108
Laval (Quebec) Canada                                              H7T 2P6
-----------------------------------------                   -------------------
(Address of principal executive offices)                         (Postal Code)


Registrant's telephone number. Including area code  (514) 697-9966
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of October 31, 2000
$.001 PAR VALUE CLASS A COMMON STOCK                    11,030,700 SHARES

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltee. They have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

         Due to the Plan of Reorganization made in November 19, 1999 and the Development Stage of the company, no comparative figures are presented as it would not provide valuable information for decision making.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Nature of business

         W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products which are currently the subject of pending patent applications. The company operates primarily through two wholly-owned Canadian subsidiaries, White Wolf Audio Video Electronic Systems Inc. and Radison Acoustique Ltee, a subsidiary of White Wolf. Both are located in Pointe-Claire, Quebec, Canada, and are engaged in complementary aspects of audio and video research and engineering. W-Waves USA Inc. shares are traded on the NASDAQ Bulletin Board under the symbol WAVSA.

         Forward-looking Statements

         The management strongly believes in the business potential of the new products developed by W-Waves USA Inc. for the electronic markets, either for new products or for products that enhance the installed base of stereophonic equipment. However, due to the early stage of W-Waves USA Inc. technologies and to the competition, the management cannot assure the financial success of this operation.

--------------------------------------------------------------------------------

         Results of Operations

         The Company had net loss of $270,328 for the three-month period ended March 31, 2000. During that period, the company was still expanding its range of products in order to be marketable and produced at the lowest possible cost. Two new methods and products were filed for Patent Registration in the USA on December 27th, 1999 and are now covered as Patent Pending. They are: 1) ESP-3D, a processor that enhances stereo reproduction, and 2) VRH, a virtual reality headset that creates a surround sound environment. These products were also presented in trade shows and to specific manufacturers and received favorable evaluation. Total costs and operating expenses in the amount of $262,443 include research and development and intensive marketing efforts. No deferred tax assets or tax credit for research and development have been accounted because of uncertainties to assure its realization.

         Liquidity and Capital Resources

         Net current assets as at March 31, 2000 were ($13,561). The accumulated deficit of $1,168,314 generated by the accumulated loss of the startup phase and the acquisition of Radison, a wholly-owned subsidiary of White Wolf Inc. was mainly offset by the additional paid-in capital in the amount of $1,050,000. This transaction occurred on March 31, 2000 and was the result of continuous discussions between shareholders whereas one shareholder has voluntarily and in good faith accepted to increase the price paid for his capital stock by $1,050,000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has no market risk sensitive instruments or market risk exposures.
--------------------------------------------------------------------------------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS AT MARCH 31, 2000

         ASSETS

CURRENT ASSETS
   Cash and cash equivalent ................................        $    18,260
   Accounts receivable .....................................             11,627
   Inventory ...............................................             37,151
   Goodwill, net ...........................................            159,636
  Note receivable - related corporation                                  29,268
                                                                    ------------
                                                                        255,942
                                                                    ------------

BUILDING AND EQUIPMENT, net ................................             89,696
                                                                     -----------

OTHER ASSETS
   Trade marks, patents ....................................              7,712
   Advance on royalties ....................................             18,695
   Organization costs ......................................              1,833
                                                                    -----------
                                                                         28,240
                                                                    ------------
                                                                    $   373,878
                                                                    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities ................        $   174,013
   Income taxes payable ....................................              1,596
   Current portion of long-term obligations ................              1,015
   Note payable - Acquisition ..............................             92,879
                                                                    -----------
                                                                        269,503
                                                                    ------------
LONG-TERM DEBT OBLIGATIONS .................................             52,444

MINORITY INTEREST IN SUBSIDIARY ............................            159,214

STOCKHOLDER'S EQUITY
   Common stock ............................................             11,031
   Additional paid-in-capital ..............................          1,050,000
   Accumulated deficit .....................................         (1,168,314)
                                                                    -----------
                                                                       (107,283)
                                                                    ------------
                                                                    $   373,878
                                                                    ------------

--------------------------------------------------------------------------------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (UNAUDITED)
                 FOR THE PERIOD JANUARY 1, 2000 TO MARCH 31,2000

REVENUE ...................................................        $     13,309

COST OF SALES .............................................              21,194
                                                                   ------------
                                                                         (7,885)
COSTS AND OPERATING EXPENSES ..............................             262,443
                                                                   ------------

LOSS FROM OPERATIONS ......................................            (270,328)

INCOME TAXES ..............................................                   0
                                                                   ------------

NET LOSS ..................................................            (270,328)

DEFICIT - BEGINNING OF YEAR ...............................             897,986
                                                                   ------------

DEFICIT - END OF YEAR .....................................        $ (1,168,314)
                                                                   ------------


NET LOSS PER WEIGHTED AVERAGE COMMON SHARE ................               (0.11)
                                                                   ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED TO COMPUTED NET LOSS ..............................          11,030,700
                                                                   ------------


--------------------------------------------------------------------------------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
                FOR THE PERIOD JANUARY 1, 2000 TO MARCH 31, 2000

                                                          Common Stock
                                                         Par Value $0.001
                                                   Shares               Amount
                                                   ------               ------
Balance 12/31/1999 ...................           11,030,700           $   11,031

Balance 03/31/2000 ...................           11,030,700           $   11,031
                                                 ----------           ----------

NET CHANGE ...........................                    0                    0
                                                 ----------           ----------


                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   FOR THE PERIOD JANUARY 1 TO MARCH 31, 2000


OPERATING ACTIVITIES

NET LOSS .........................................................   $  (270,328)
ADJUSTMENT TO RECONCILE NET INCOME LOSS TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES
   DEPRECIATION AND AMORTIZATION .................................        22,236
   ACCOUNTS RECEIVABLE ...........................................         8,125
   OTHER ASSETS ..................................................        (5,715)
   FOREIGN EXCHANGE IMPACT ON GOODWILL ...........................        (3,253)
   ACCOUNTS PAYABLE AND OTHER LIABILITIES ........................        70,863
                                                                     -----------
                                                                        (178,072)
                                                                     -----------
INVESTING ACTIVITIES
   ACQUISITION OF EQUIPMENTS AND LEASEHOLDS ......................       (11,095)
   TRADE MARKS AND PATENTS .......................................       (10,747)
                                                                     -----------
                                                                         (21,842)
                                                                     -----------
FINANCING ACTIVITIES
   LONG TERM DEBT ................................................         1,565
   NOTE PAYABLE - ACQUISITION ....................................       (38,363)
   NOTE PAYABLE - RELATED CORPORATIONS ...........................      (822,225)
    ADDITIONAL PAID-IN CAPITAL ON CAPITAL SHARES ISSUED 1999/11/19     1,050,000
                                                                     -----------
                                                                         190,977
                                                                     -----------
NET CHANGE IN CASH AND CASH EQUIVALENT ...........................        (8,937)

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD ...........................................        27,197
                                                                     -----------
   END OF PERIOD .................................................   $    18,260
                                                                     -----------


--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      W-WAVES USA, INC.


                                      /s/ Victor Lacroix
Dated October 31, 2000                ------------------------------------------
                                      Victor Lacroix, President CEO and Director