Form 10-Q
period 2000-06-30
W WAVES USA INC
filed 2000-11-07
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to______________

Commission File No. 33-55254-01




                                W-WAVES USA, INC.
                         -------------------------------
                        (formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

        NEVADA                                                   87-0467339
-------------------------------                              ----------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


2620 TransCanada Highway
Pointe-Claire (Quebec) Canada                                     H9R 1B1
---------------------------------------                    -------------------
(Address of principal executive offices)                       (Postal Code)

Registrant's telephone number. Including area code  (514) 697-9966  ext. 230
                                                    ------------------------

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

          Class                               Outstanding as of November 6, 2000
$.001 PAR VALUE CLASS A COMMON STOCK                    11,030,700 SHARES
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc.(Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltee. They have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

     Due to the Plan of Reorganization made in November 19, 1999 and the Development Stage of the company, no comparative figures are presented as it would not provide valuable information for decision making.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Nature of business

     W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products which are currently the subject of patent pending applications. The Company operates primarily through two wholly-owned Canadian subsidiaries, White Wolf Audio Video Electronic Systems Inc. and Radison Acoustique Ltee., a subsidiary of White Wolf. Both are located in Pointe-Claire, Quebec, Canada, and are engaged in complementary aspects of audio and video research and engineering. W-Waves USA Inc. shares are traded on the NASDAQ Bulletin Board under the symbol WAVSA.

     Forward-looking Statements

     The management strongly believes in the business potential of the new products developed by W-Waves USA Inc. for the electronic markets, either for new products or for products that enhance the installed base of stereophonic equipment. However, due to the early stage of W-Waves USA Inc. technology and to the competition, the management cannot assure the financial success of this operation.

     Results of Operations

     The Company had net loss of $639,884 for the three-month period ended June 30, 2000. During that period, the company was still improving its range of products in order to be marketable and produced at the lowest possible cost. The range of products was also presented in trade shows and to specific manufacturers where it received favorable evaluation. Total costs and operating expenses in the amount of $639,761 include research and development, intensive marketing efforts and relocation expenses to its new principal office located in Pointe-Claire, Quebec, Canada. No deferred tax assets have been accounted because of uncertainties to assure its realization.

--------------------------------------------------------------------------------

     Liquidity and Capital Resources

     Net current assets as at June 30, 2000 were $(685,608). The deficit is explained by the accumulated loss of the startup phase and the acquisition of Radison, a wholly-owned subsidiary of White Wolf Inc. It is financed mainly by the accounts payable and by Bear Bay Management (Caribbean) Inc. under an agreement to lend money to W-Waves USA Inc. up to 1,000,000 USD, at an annual interest rate of 6% with a maturity date of October 31st, 2000. The default clause for not repaying the due amount on said maturity includes the issuance of new shares to Bear Bay Management Caribbean (Inc.) at a fixed price of US $2.00 (two dollars US). As a penalty, W-Waves USA Inc. will also have the obligation to issue as many warrants as shares to be issued with the following attached characteristics:

Strike Price              1 new share at a fixed price of US $ 2.50 (two dollars
                          and fifty cents US ) for 1 warrant.

Payment:                  In cash

Availability of shares:   at any times on warrants holder decision but not later
                          than December 31st, 2005

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has no market risk sensitive instruments or market risk exposures.
--------------------------------------------------------------------------------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               AS AT JUNE 30, 2000

                                                     June 30         December 31
                                                      2000              1999
                                                     -------          --------

ASSETS

CURRENT ASSETS

   Cash and cash equivalent                          $     4,098    $    27,197
   Accounts receivable                                    13,399         19,752
   Inventory                                              45,784         37,686
   Prepaid expenses and other current assets              37,684          3,090
   Goodwill, net                                         149,115        169,624
                                                     -----------    -----------
                                                         250,080        257,349
                                                     -----------    -----------

BUILDING AND EQUIPMENT, net                              112,687         82,407
                                                     -----------    -----------

OTHER ASSETS
   Trade marks, patents                                    9,037          2,154
   Advance on royalties                                   23,086          9,373
   Organization costs                                      1,786          1,815
                                                     -----------    -----------
                                                          33,909         13,342
                                                     -----------    -----------
                                                     $   396,676    $   353,098
                                                     -----------    -----------





                                                       June 30       December 31
                                                         2000           1999
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities              773,495    $   102,564
   Income taxes payable                                    1,568          1,561
   Current portion of long-term obligations                1,000          1,636
   Note payable - Acquisition                             91,259        131,242
   Note payable - related corporation                     68,366        792,957
                                                     -----------    -----------
                                                         935,688      1,029,960
                                                     -----------    -----------

LONG-TERM DEBT OBLIGATIONS                                48,941         50,879
                                                     -----------    -----------

MINORITY INTEREST IN SUBSIDIARY                          159,214        159,214
                                                     -----------    -----------

STOCKHOLDER'S EQUITY
   Common stock                                           11,031         11,031
   Additional paid-in-capital                          1,050,000           --
   Accumulated deficit                                 (1808,198)      (897,986)
                                                     -----------    -----------
                                                        (747,167)      (886,955)

                                                         396,676    $   353,098
                                                     -----------    -----------

--------------------------------------------------------------------------------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (UNAUDITED)
                 FOR THE PERIOD JANUARY 1, 2000 TO JUNE 30,2000

                                                  From April 1    From January 1
                                                      2000             2000
                                                   To June 30       to June 30
                                                      2000             2000
                                                 -------------    --------------

REVENUE                                           $     17,967     $     31,276

COST OF SALES                                           18,090           39,284
                                                  ------------     ------------
                                                          (123)          (8,008)
COSTS AND OPERATING EXPENSES                           639,761          902,204
                                                  ------------     ------------

LOSS FROM OPERATIONS                                  (639,884)        (910,212)

INCOME TAXES                                                 0                0
                                                  ------------     ------------

NET LOSS                                              (639,884)        (910,212)
                                                  ------------     ------------

DEFICIT - BEGINNING OF YEAR                                             897,986
                                                                   ------------

DEFICIT - END OF YEAR                                              $ (1,808,198)
                                                                   ------------

NET LOSS PER WEIGHTED AVERAGE COMMON SHARE                                (0.08)
                                                                   ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED TO COMPUTED NET LOSS                                         11,030,700
                                                                   ------------

--------------------------------------------------------------------------------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)
                FOR THE PERIOD JANUARY 1, 2000 TO JUNE 30, 2000

                                                          Common Stock
                                                         Par Value $0.001
                                                   Shares               Amount
                                                 ----------           ----------
Balance 12/31/1999                               11,030,700           $   11,031

Balance 06/30/2000                               11,030,700           $   11,031
                                                 ----------           ----------

NET CHANGE                                                0                    0
                                                 ----------           ----------


                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE PERIOD JANUARY 1 TO JUNE 30, 2000


                                                     From April 1 From January 1
                                                         2000           2000
                                                       To June 30    to June 30
                                                         2000           2000
                                                     ------------  -------------
OPERATING ACTIVITIES

NET LOSS                                             $  (639,884)   $  (910,212)
ADJUSTMENT TO RECONCILE NET INCOME LOSS TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES
   DEPRECIATION AND AMORTIZATION                          12,958         35,194
   ACCOUNTS RECEIVABLE                                    (1,772)         6,353
 OTHER ASSETS                                            (50,661)       (56,376)
   FOREIGN EXCHANGE IMPACT ON GOODWILL                     2,596           (657)
   ACCOUNTS PAYABLE AND OTHER LIABILITIES                710,016        670,302
                                                     -----------    -----------
                                                          33,253       (255,396)
                                                     -----------    -----------
INVESTING ACTIVITIES
   ACQUISITION OF EQUIPMENTS AND LEASEHOLDS              (27,230)       (38,325)
   TRADE MARKS AND PATENTS                                (2,119)       (12,866)
                                                     -----------    -----------
                                                         (29,349)       (51,191)
                                                     -----------    -----------

FINANCING ACTIVITIES
   LONG TERM DEBT                                         (3,503)        (1,938)
NOTE PAYABLE -
ACQUISITION                                               (1,620)       (39,983)
   NOTE PAYABLE - RELATED CORPORATIONS                   (12,943)      (724,591)
    ADDITIONAL PAID-IN CAPITAL ON COMMON SHARES        1,050,000
                                                     -----------    -----------
                                                         (18,066)       283,488

NET CHANGE IN CASH AND CASH EQUIVALENT                   (14,162)       (23,099)

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                    18,260         27,197
                                                     -----------    -----------
   END OF PERIOD                                     $     4,098    $     4,098
                                                     -----------    -----------


--------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   W-WAVES USA, INC.


                                   /s/ Victor Lacroix
Dated November 6, 2000             ------------------------------------------
                                   Victor Lacroix, President CEO and Director