Form 10-Q
period 2000-09-30
W WAVES USA INC
filed 2000-11-13
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUATERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30,2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _________ to______________


Commission File No. 33-55254-01


                                W-WAVES USA, INC.
                        (formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

        NEVADA                                                   87-0467339
------------------------------                                ----------------
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

2620 TransCanada Highway
Pointe-Claire (Quebec) Canada                                       H9R 1B1
----------------------------------------                    -------------------
(Address of principal executive offices)                         (Postal Code)

Registrant's telephone number. Including area code  (514) 697-9966  ext. 230
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

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
                Class                        Outstanding as of November 10, 2000
-------------------------------------        -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                    11,030,700 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc.(Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltee. They have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

     Due to the Plan of Reorganization made in November 19, 1999 and the Development Stage of the company, no comparative figures are presented as it would not provide valuable information for decision making.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Nature of business

     W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products. The Company has Patent Applications for its HD-AP technology and product (High Definition Audio Processor) in over 25 countries at this time. Further, the Company has Patent Applications Pending for the technologies and products known as ESP-3D (Enhanced Spatialization Processor) and VRH (Virtual Reality Headset) in the United States and also under the European Patent Cooperation Treaty (PCT). Lastly, the Company has filed request at this time for Trade Mark protection in the United States and Canada for HD-AP, ESP-3D, VRH and its SPACE (Surround Processing Audio Control Enhancer) set-top box.

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

     Results of Operations

     The Company had net loss of $387,844 for the three-month period ended September 30, 2000. During that period, the company was still continuing to improve its range of products in order to be marketable and produced at the lowest possible cost. In the later part of the quarter, the formal marketing activities on licenses began for the manufacturing and the sales of the "SPACE" line of products. A first license was signed towards the end of the quarter with a major U.S. based company with manufacturing facilities in China. Total costs and operating expenses in the amount of $418,042 include research and development and intensive marketing efforts. It also includes the full internal implementation and catch up of the accounting activities that will provide more accurate and timely financial information in the future. No deferred tax assets have been accounted because of uncertainties to assure its realization.

     Liquidity and Capital Resources

     Net current assets as at September 30, 2000 were $(1,174,349). The deficit is explained by the accumulated loss of the startup phase and the acquisition of Radison, a wholly-owned subsidiary of White Wolf Inc. It is financed mainly by the accounts payable and by Bear Bay Management (Caribbean) Inc. up to 1,000,000 USD.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has no market risk sensitive instruments or market risk exposures.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                            AS AT SEPTEMBER 30, 2000

                                                 September 30    December 31
                                                     2000           1999
                                                  -----------    -----------
ASSETS

CURRENT ASSETS

   Cash and cash equivalent                       $     9,437    $    27,197

   Accounts receivable                                 19,077         19,752

   Inventory                                           46,509         37,686

   Prepaid expenses and other current assets           47,107          3,090
   Goodwill, net                                      138,795        169,624
                                                  -----------    -----------
                                                      260,925        257,349
                                                  -----------    -----------

BUILDING AND EQUIPMENT, net                           146,292         82,407
                                                  -----------    -----------
OTHER ASSETS
   Trade marks, patents                                41,680          2,154
   Advance on royalties                                27,970          9,373
   Organization costs                                   1,741          1,815
                                                  -----------    -----------
                                                       71,391         13,342
                                                  -----------    -----------
                                                  $   478,608    $   353,098
                                                  -----------    -----------




                                                 September 30    December 31
                                                     2000           1999
                                                  -----------    -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities         1,000,067    $   102,564
   Income taxes payable                                 2,608          1,561
   Current portion of long-term obligations                            1,636
   Note payable - Acquisition                          89,582        131,242
   Note payable - related corporation                 343,017        792,957
                                                  -----------    -----------
                                                    1,435,274      1,029,960
                                                  -----------    -----------

LONG-TERM DEBT OBLIGATIONS                             19,131         50,879
                                                  -----------    -----------
MINORITY INTEREST IN SUBSIDIARY                       159,214        159,214
                                                  -----------    -----------

STOCKHOLDER'S EQUITY
   Common stock                                        11,031         11,031
   Additional paid-in-capital                       1,050,000            -
   Accumulated deficit                             (2,196,042)      (897,986)
                                                  -----------    -----------
                                                   (1,135,011)      (886,955)

                                                      478,608    $   353,098
                                                  -----------    -----------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT (UNAUDITED)
              FOR THE PERIOD JANUARY 1, 2000 TO SEPTEMBER 30, 2000

                                                   From July 1    From January 1
                                                     2000 to         2000 to
                                                  September 30     September 30
                                                       2000            2000
                                                   ------------    ------------

REVENUE                                            $     16,344    $     47,620

COST OF SALES                                             2,955          42,239
                                                   ------------    ------------
                                                         13,389           5,381

COSTS AND OPERATING EXPENSES                            418,042       1,320,246
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (404,653)     (1,314,865)

INCOME TAXES                                                932             932
                                                   ------------    ------------

NET LOSS FROM OPERATIONS                               (405,585)     (1,315,797)

GAIN ON DISPOSITION OF FIXED ASSETS (AFTER TAX)          17,741          17,741

NET LOSS                                               (387,844)     (1,298,056)
                                                   ------------    ------------

DEFICIT - BEGINNING OF YEAR                                            (897,986)
                                                                   ------------

DEFICIT - END OF YEAR                                              $ (2,196,042)
                                                                   ------------

NET LOSS PER WEIGHTED AVERAGE COMMON SHARE                                (0.12)
                                                                   ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   USED TO COMPUTED NET LOSS                                        11,030,700
                                                                   ------------

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)
              FOR THE PERIOD JANUARY 1, 2000 TO SEPTEMBER 30, 2000

                                                              Common Stock
                                                            Par Value $0.001
                                                          Shares        Amount
                                                          ------        ------

Balance 12/31/1999                                      11,030,700   $   11,031

Balance 09/30/2000                                      11,030,700   $   11,031
                                                        ----------   ----------

NET CHANGE                                                       0            0
                                                        ----------   ----------




                          W-WAVES USA, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    FOR THE PERIOD JANUARY 1 TO SEPTEMBER 30, 2000

                                                        From July 1     From January 1
                                                            2000            2000
                                                       To September 30  to September 30
                                                            2000             2000
                                                       ---------------  ---------------
OPERATING ACTIVITIES

NET LOSS                                                 $  (405,585)   $(1,315,797)
ADJUSTMENT TO RECONCILE NET INCOME LOSS TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES
   DEPRECIATION AND AMORTIZATION                              17,970         53,164
   ACCOUNTS RECEIVABLE                                        (5,678)           675
OTHER ASSETS                                                 (14,987)       (71,363)
   FOREIGN EXCHANGE IMPACT ON GOODWILL                         4,617          3,960
   ACCOUNTS PAYABLE AND OTHER LIABILITIES                    227,612        897,914
                                                         -----------    -----------
                                                            (176,051)      (431,447)
INVESTING ACTIVITIES
   ACQUISITION OF EQUIPMENTS AND LEASEHOLDS                  (73,997)      (112,322)
   TRADE MARKS AND PATENTS                                   (32,683)       (45,549)
                                                         -----------    -----------
                                                            (106,680)      (157,871)
                                                         -----------    -----------

FINANCING ACTIVITIES
    DISPOSITION OF FIXED ASSETS                               28,165         28,165
    GAIN ON DISPOSITION OF FIXED ASSETS                       17,741         17,741
   LONG TERM DEBT                                            (30,810)       (32,748)
NOTE PAYABLE - ACQUISITION                                    (1,677)       (41,660)
   NOTE PAYABLE - RELATED CORPORATIONS                       274,651       (449,940)
    ADDITIONAL PAID-IN CAPITAL ON COMMON SHARES                           1,050,000
                                                         -----------    -----------
                                                             288,070        571,558
                                                         -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENT                         5,339        (17,760)

CASH AND CASH EQUIVALENTS
   BEGINNING OF PERIOD                                         4,098         27,197
                                                         -----------    -----------
   END OF PERIOD                                         $     9,437    $     9,437
                                                         -----------    -----------


SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    W-WAVES USA, INC.

                                    /s/ Victor Lacroix
Dated November 10, 2000             ------------------------------------------
                                    Victor Lacroix, President CEO and Director