Form 10-K
period 2000-12-31
W WAVES USA INC
filed 2001-03-28
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

         Commission File No. 33-5524-01
                             ----------

                                W-WAVES USA, INC.
                                -----------------
                        (formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

         NEVADA                                      87-04637339
------------------------------------        ---------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

Les Tours Triomphe
2500, Boulevard Daniel-Johnson Blvd.
Suite 1108
Laval (Quebec)
         Canada                                     H7T 2P6
----------------------------------------          ------------
(Address of principal executive offices)         (Postal Code)

Registrant's telephone number, including area code  (450) 686-6993
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes  [] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,630,700, based on a bid price of $1.00 and 5,630,700 shares.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of December 31, 2000
------------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                  11,030,700 SHARES
  Warrant for Class A common stock
                                     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1.  Business.

         W-WAVES USA, Inc. (Nevada). (formerly Arrow Management, Inc.,) (the "Company") was incorporated under the laws of Nevada on January 14, 1988.

         As a result of the merger of November 19, 1999 the Company became the owner of audio technology developed by W-Waves USA, Inc. (Delaware). This technology consists of a circuit, which allows the post-amplification conversion of a conventional stereophonic signal directed to two-speaker enclosures into an ambiosonic signal directed to five-speaker enclosures. This technology can be directly installed into manufacturers' radios, televisions, videocassette recorders, computers, and other devices employing stereophonic sound signals, and is currently the subject of a pending patent application.

         Presently the corporate structure is as follows:

                                W-WAVES USA, INC.
                            (Incorporated in Nevada)
                                  owns 100% of
                                W-WAVES USA, INC.
                           (Incorporated in Delaware)
                     which owns 100% of                and also owns 100% of
                  WHITE WOLF AUDIO VIDEO                        XD-LAB R&D INC.
                  ELECTRONIC SYSTEMS INC.
                           owns 100% of
                           RADISON ACOUSTIQUE LTEE.

         W-Waves USA, Inc. (Nevada) is the holding company concerned with matters of global concern for the entire company as well as the marketing of the Company's products. W-Waves USA, Inc. (Delaware) and XD-LAB R&D Inc. (Canada) hold title to the Company's intellectual property assets such as patent, license, trademark and commercialization rights.

         The Company operates primarily through two wholly-owned  subsidiaries :
White Wolf Audio Video Electronics Systems (W-Waves) Inc. ("White Wolf") and Radison Acoustique Ltee, ("Radison") itself a subsidiary of White Wolf. Both subsidiaries are engaged in complementary areas of audio and video research and engineering. Each subsidiary has its own administrative and laboratory facilities. All marketing of the Company's products is effected by W-Waves USA, Inc. (Nevada) and Radison.

         The Company has just begun worldwide marketing of its main technology, HD-AP(TM) (High Definition Audio Processor). HD-AP(TM) is a surround sound, post-amplification circuit. The Company has also commenced commercialization and marketing of three applications of the HD-AP(TM) circuit : 1) a set-up box called SPACE(TM); 2) a three piece speaker kit incorporating SPACE(TM); and 3) a surround sound headset called VRH(TM) (Virtual Reality Headset).

         The Company, through its Radison subsidiary, also offers a full range of its fine LOTUS(TM) loudspeakers to the retail consumer. It expects to introduce soon a new line of professional-grade equipment addressing the needs of performing artists, sports arenas and other public facilities with large audiences.

         Radison, a Quebec-based consumer electronics manufacturer established in 1990, was acquired by White Wolf in February 2000. Its office, demonstration and warehouse facilities are primarily located at 1381 blvd. Rene-Levesque West, Sillery (Quebec) G1S 1W9. The Sillery facility, 2700 square feet, was retained by lease on June 20, 2000 for a period of five years. Radison currently focuses on the Canadian market which has served as proving ground for the Company's technologies and products.

         Aside from the Radison facility noted above, the Company's mailing address for operations is : 2620, TransCanada Highway, Pointe-Claire (Quebec) H9R 1B1. This facility is under a lease of 37 months entered into by White Wolf on April 14, 2000 and commencing on May 1, 2000. As the facilities (38,708 square feet) are too large for the Company's needs, they are partly subleased to third parties when possible.

ITEM 2.  Properties.

         See "Item 1" above. The Company previously utilized space on a rent-free basis in the office of one of its principal shareholders, Bear Bay Holding Canada, Inc which is the sole owner of two of the principal shareholders of the Company. This arrangement was terminated when White Wolf moved into its new premises on April 14, 2000.

         The Company sold on July 16, 2000 a small office and warehouse building in the suburb of Quebec city that was initially the property of Radison. The proceeds of approximately USD $47,000 were used to repay the mortgage and for working capital. That building was located at : 531, Roussin, Lac Saint-Charles, Quebec, Canada.

ITEM 3.  Legal Proceedings.

There  are  no  pending   legal   proceedings   involving  the  Company  or  its
subsidiaries.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         The only matter submitted to the Company's security holders for a vote (Shareholders Meeting on December 8, 2000) was the election of the new Board of Directors.

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         A trading market for the Company's $.001 par value common stock commenced on December 8, 1999 on NASD Bulletin Board under the symbol AWMG.

         During most of the year 2000, the common stock was not listed due the Company's failure to file quarterly 10Q reports with the S.E.C.

         The listing of the common stock resumed on January 22, 2001, under the symbol WAVSA. The high and low sales prices of such common stock since trading commenced and through December 31, 2000 are set forth below.


Fiscal Year                          High Sales Price          Low Sales Price
   1999        Fourth Quarter             2.8124                   2.0625
   2000        First Quarter               3.75                     2.687
   2000        Second Quarter              3.50                     1.50
   2000        Third Quarter               3.00                     2.00
   2000        Fourth Quarter             2.0625                    1.00
   2001        First Quarter               1.875                    0.75
 .............. ......................................... .......................

         As of December 31, 2000, there were 467 record holders of the Company's common stock and there were 11,030,700 shares outstanding. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. The aggregate market value held by non-affiliates on December 31, 2000 was $10,557,562 USD.

ITEM 6.  Selected Financial Data.

                                           THE COMPANY AND SUBSIDIARIES
                                               SUMMARY OF OPERATIONS
                                                    DECEMBER 31


                                                 (**)              (*)            (*)          (*)           (*)
                                      2000             1999            1998           1997         1996          1995
Total Assets                             639,212          353,098      2,124,851     2,060,428      617,513        630,357
Revenues                                  37,940           14,922          2,335       424,561            0              0
Operating Expenses                     1,727,920          901,528          7,118        23,290        8,983      1,975,111
Net Earnings (Loss)                  (1,723,395)        (897,986)        065,620     1,492,918       11,826    (1,960,141)
Per Share Data Earnings (Loss)             (.16)            (.41)            .01           .27          .00          (.33)
Average Shares Outstanding            11,030,700        2,208,382      5,580,700     5,580,700    5,580,700      5,930,700
 ............................... ................ ................  .............  ............ ............  .............

* Includes Panorama Industries, Inc. through 12/31/98

** Includes W-WAVES USA (Delaware) and other Subsidiaries but not Panorama as of
   12/31/99

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Prior to the acquisition of the shares of W-WAVES USA, INC. (Delaware) on November 19, 1999 the Company had not engaged in any regular business operations other than owning real estate and the collection of notes receivable from third parties.

         At White Wolf and Radison, two subsidiaries of the Company, the year 2000 was devoted, as planned, to research and development, while W-Waves undertook selected market tests and signed a first licensee in the process. White Wolf, having received a third party assessment report produced by National Research Council in Ottawa (NRC) validating the performance of the HD-AP(TM) circuit, pursued its research in technologies and equipment complementary to the HD-AP(TM) in order to address various new applications. Radison continued a selective sales program to evaluate the performance and acceptance of its speakers in various environments; it re-designed its line of Lotus(TM) speakers, developed a new subwoofer, and researched new suppliers in order to reduce production costs. The Company also moved its headquarters for the Eastern Canada market to the immediate vicinity of Quebec City.

Liquidity and Capital Revenues

         Prior to November 1999, the Company had no need for additional capital as it had more than ample capital available for its limited operations.

         The businesses acquired by the Company through the acquisition of W-WAVES USA, Inc. (Delaware) will require substantial capital for their future growth. For example, in 1998 and 1999 the subsidiaries required infusions of $800,000 and $500,000 respectively for expenditures on research and development. The year 2000 saw an inflow of capital of approximately $ 1,200,000 that was used for expenditures on continuing research and development and commercialization efforts.

         Management anticipates that substantial additional funds will be required to bring the Company's products to market but that the needed capital should be available on reasonable terms.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company has no market-risk sensitive instruments or market-risk exposures.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On May 2, 2000 the Company retained the services of Andersen & Strong, L.C., certified public accountants to serve as its independent auditor. There were no disagreements with the former auditor, Smith & Company; the decision to change auditors was a business decision made by the board of directors of the Company. Andersen & Strong, L.C. resigned on December 21, 2000. Smith & Company was re-engaged as its independent auditor on March 12, 2001.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors from November 19, 1999 until December 8, 2000. Directors are appointed and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

             Name      Age    Position
    Victor Lacroix     38     President and Director
    Gilles Charest     46     Secretary and Director (resigned December 8, 2000)

         VICTOR LACROIX has for the last five years been the principal executive officer of Bear Bay Holding Canada, Inc. Bear Bay is a private investment firm that concentrates primarily on early stage (venture capital) investments in high technology. Mr. Lacroix is a graduate of the University of Montreal.

         GILLES CHAREST, is also a graduate of the University of Montreal and is a member of the Canadian Institute of Chartered Accountants, the Order of Chartered Accountants of the Province of Quebec, and the Canadian Comprehensive Auditing Foundation. For the last five years he has been the managing director of the Company's principal subsidiaries and currently serves as Secretary and Director of W-WAVES USA, Inc.

         The new Board of Directors elected on December 8, 2000 at the Shareholders Meeting is composed of the following members:

         Name                       Age              Position
         Victor Lacroix             38               President and Director
         Armando Ferrucci           38               Treasurer and Director
         Robert L. Veronneau        66               Secretary and Director

         ARMANDO FERRUCCI is a founder of Bear Bay Holding Canada Inc. Since 1999 he has been acting as president of Bear Bay Management (Caribbean) Inc. a 100% owned subsidiary of Bear Bay Holding Canada Inc. Bear Bay Holding Canada Inc. is a private investment firm that concentrates primarily on early stale (venture capital) Investments in high technology.

         ROBERT L. VERONNEAU has been President of Strate Conseils Inc. since 1995 and Chairman of CVS Capital Inc., since 1997. Following university studies in economics and data processing, he spent three years as Chief Systems Analyst at the Data Processing Center of the Department of Finance, Province of Quebec, and six years with the City of Montreal as founding Director of its Data Processing Center until 1969. Since then, he has been a management consultant specializing in start-ups and turnarounds. Mr. Veronneau has been acting President of White Wolf Inc. since its inception and acting Chairman of Radison Acoustique Ltee. until March 15, 2001.

         On March 13, 2001, Jean-Luc Amez was appointed as CFO and Director.

         JEAN-LUC AMEZ, 58, has for the past five years been the director in charge of Smeets Securities Antwerpen in Europe.

ITEM 11.  Executive Compensation.

         The Company has made no arrangements for the remuneration of its officers and directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. No remuneration has been paid to the Company's officers or directors to date. There are no agreements or understandings with respect to the amount or remuneration that officers and directors listed above are expected to receive in the future.

ITEM 12.  Security Ownership of Certain Beneficial Owners.

         The following table sets forth, as of December 31, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                 Amount of
Title of class            of beneficial owner                beneficial ownership of class               Percent
--------------            -------------------                -----------------------------               -------
Common Stock              Bear Bay Management (Caribbean) Inc.                   3,000,000               27.20%
                          3 Lowland Heights
                          Christ Church
                          Barbados, W.I
Common Stock              Bear Bay Europe (Luxembourg) S.A.                        800,000                7.25%
                          12 Rue Leon Thyes
                          L-2636, Luxembourg
Common Stock              Capital CVS Ltee                                       1,600,000               14.50%
                          17, Rue Des Camelias
                          Blainville, Quebec
                          CANADA J7C-4T2
Common Stock              9082-8369 Quebec, Inc.                                 1,600,000               14.50%
                          3730 Blvd. Cremazie Est
                          Suite 501
                          Montreal, Quebec
                          CANADA
Common Stock              Corinne Lewin                                            900,000                8.16%
                          Chateau Perigord
                          6, Lacets St-Leon
                          MC 98000, Monaco
Common Stock              Chippawa Trade Limited                                   700,000                6.34%
                          P.O. Box 107
                          Oceanic House
                          Duke Street
                          Grand Turk
                          Turks and Caicos Islands, B.W.I.
Common Stock              Hallsbury Enterprises Ltd.                               650,000                5.89%
                          R.G. Solomon Arcade
                          Suite 11
                          Charlestown, Nexis
                          West Indies

                                         Security Ownership of Management

                                 Name                                 Amount of
Title of class            of beneficial owner                beneficial ownership of class               Percent
--------------            -------------------                -----------------------------               -------
Common Stock                        Victor Lacroix                              1,900,000*                17.22%
                           President and Director
Common Stock                        Armando Ferrucci                            1,900,000*                17.22%
                           Treasurer and Director
Common Stock                        Robert L. Veronneau                         1,600,000**               14.50%
                           Secretary and Director
Common Stock                        (All Officers and Directors as a Group)     5,400,000                 48.94%


* Since Mr. Lacroix is the Chief Executive Officer of Bear Bay Holding Canada which controls Bear Bay Management and Bear Bay Europe, Mr. Lacroix beneficially owns a total of 1,900,000 shares.

* Mr. Ferrucci's beneficial ownership derives from his ownership of 50% of Bear Bay Holding Canada Inc.

** Mr. Veronneau's beneficial ownership derives from his ownership of 50% of Capital CVS Ltee.

ITEM 13.  Certain Relationships and Related Transactions.

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been indebted to the Company during the last fiscal year.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.

         Financial Statements - December 31, 2000 and 1999 (in U.S. Dollars).

         Reports on Form 8-K.

         A) A report on Form 8-K should have been filed during the fourth quarter of 2000, regarding the resignation of Andersen Andersen & Strong L.C. as independent auditor. That report is incorporated by reference.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT


We have audited the consolidated balance sheet of W-WAVES USA, INC. (a Nevada corporation) (a development stage company) AND SUBSIDIARIES as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999, and for the period of March 19, 1999 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W-WAVES USA, INC. (a development stage company) AND SUBSIDIARIES as of December 31, 2000 and the results of their operations, changes in stockholders' deficit, and their cash flows for the years ended December 31, 2000 and 1999, and for the period of March 19, 1999 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smith & Company
Certified Public Accountants
Salt Lake City, Utah
March 16, 2001


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                          E-mail: smithco@dotplanet.com
          Members: American Institute of Certified Public Accountantso
                Utah Association of Certified Public Accountants

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000



CURRENT ASSETS
Cash and cash equivalents                                                       $           9,321
Accounts receivable, net                                                                    5,102
Sales tax receivable                                                                      158,813
Inventory                                                                                  23,907
Prepaid expenses and other current assets                                                  54,744
                                                                                -----------------

                                                       TOTAL CURRENT ASSETS               251,887

CAPITAL ASSETS (Note 3)                                                                   158,295

OTHER ASSETS
Trademarks, patents                                                                        70,730
Advance on royalties                                                                       17,646
Organization costs                                                                          1,756
Goodwill, net                                                                             138,898
                                                                                -----------------
                                                                                          229,030
                                                                                -----------------

                                                                                $         639,212
                                                                                =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        $         533,884
Payable - related parties (Note 6)                                                        688,009
Income taxes payable                                                                          701
Current portion of long-term obligations (Note 4)                                          21,644
Note payable - Acquisition (Note 5)                                                        90,030
Note payable - related corporations (Note 6)                                              706,036
                                                                                -----------------

                                                  TOTAL CURRENT LIABILITIES             2,040,304

MINORITY INTEREST IN SUBSIDIARY                                                           159,258

STOCKHOLDERS' DEFICIT
Common Stock (Note 7)                                                                      11,031
Additional paid-in capital                                                              1,050,000
Accumulated deficit                                                                    (2,621,381)
                                                                                -----------------
                                                                                       (1,560,350)
                                                                                -----------------

                                                                                $         639,212
                                                                                =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                          3/19/1999
                                                                            Year ended                    (Date of
                                                                           December 31,                 Inception) to
                                                                     2000               1999             12/31/2000
                                                              ------------------  -----------------  ------------------
Revenue                                                       $           37,940  $          14,422  $           52,362

Cost of sales                                                             37,791             10,880              48,671
                                                              ------------------  -----------------  ------------------
                                                GROSS PROFIT                 149              3,542               3,691

OPERATING EXPENSES
           Salaries and consulting                                     1,389,546            820,402           2,209,948
           Interest expenses                                              10,437             18,121              28,558
           General and administrative                                    327,937             63,005             390,942
                                                              ------------------  -----------------  ------------------
                                                                       1,727,920            901,528           2,629,448
                                                              ------------------  -----------------  ------------------

LOSS FROM OPERATIONS                                                  (1,727,771)          (897,986)         (2,625,757)

GAIN ON DISPOSAL OF FIXED ASSET                                            4,376                  0               4,376
                                                              ------------------  -----------------  ------------------

                                                    NET LOSS  $       (1,723,395) $        (897,986) $       (2,621,381)
                                                              ==================  =================  ==================

BASIC AND DILUTED LOSS PER SHARE
           Net loss per weighted average share                $            (0.16) $           (0.41)
                                                              ==================  =================

           Weighted average number of common
              shares used to compute net loss
              per share                                               11,030,700          2,208,382
                                                              ==================  =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                            For the period March 19,
                  1999 (date of inception) to December 31, 2000



                                                                Additional
                                       Common Stock               Paid-in       Treasury      Accumulated
                                   Shares         Amount          Capital         Stock         Deficit          Total
                               -------------   -------------  -------------  -------------   -------------  -------------
BALANCE, March 19, 1999
   (Date of inception)                     0   $           0  $           0  $           0   $           0  $           0
Disposition of subsidiary                                                           (2,885)                        (2,885)
Acquisition of Arrow
   Management, Inc.                5,580,700           5,581              0                                         5,581
Issuance of treasury stock
   upon reorganization                                                               2,885                          2,885
Issuance of 5,450,000 shares
   upon reorganization             5,450,000           5,450                                                        5,450
Net loss                                                                                          (897,986)      (897,986)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/1999               11,030,700          11,031              0              0        (897,986)      (886,955)
Additional paid-in capital                                        1,050,000                                     1,050,000
Net loss                                                                                        (1,723,395)    (1,723,395)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/2000               11,030,700   $      11,031  $   1,050,000  $           0   $  (2,621,381) $  (1,560,350)
                               =============   =============  =============  =============   =============  =============



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                                 3/19/1999
                                                                   Year ended                    (Date of
                                                                  December 31,                 Inception) to
                                                            2000                1999            12/31/2000
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $       (1,723,395) $        (897,986)  $      (2,621,381)
Adjustment to reconcile net loss to net cash
   used by operating activities
     Depreciation and amortization                               41,406              9,028              50,434
Changes in assets and liabilities:
     Accounts receivable                                         14,650            (19,752)             (5,102)
     Inventory                                                   13,779                  0             (23,907)
     Sales tax receivable                                      (158,813)                 0            (158,813)
     Prepaid expenses and other current assets                  (51,654)                 0             (54,744)
     Other assets                                               (78,381)           (53,385)            (90,132)
     Accounts payable and other liabilities                   1,119,328            105,761           1,222,670
     Income taxes payable                                          (860)                 0                 701
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY OPERATING ACTIVITIES            (823,940)          (856,334)         (1,680,274)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                        (123,917)           (91,302)           (215,219)
Disposition of Building                                          40,417                  0              40,417
Goodwill on acquisition of subsidiaries                          (1,476)          (160,611)           (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES             (84,976)          (251,913)           (336,889)

FINANCING ACTIVITIES
Issuance - preferred shares - minority interest                      44            159,214             159,258
Cash of subsidiary                                                    0              1,152               1,152
Additional paid-in capital                                    1,050,000                  0           1,050,000
Long-term debt                                                  (30,871)            50,879              20,008
Note payable - Acquisition                                      (41,212)           131,242              90,030
Note payable - related corporations                             (86,921)           792,957             706,036
                                                     ------------------  -----------------   -----------------
                                  NET CASH PROVIDED
                            BY FINANCING ACTIVITIES             891,040          1,135,444           2,026,484
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS             (17,876)            27,197               9,321

Cash and cash equivalents at beginning
   of period                                                     27,197                  0                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $            9,321  $          27,197   $           9,321
                                                     ==================  =================   =================

SUPPLEMENTAL  DISCLOSURES OF CASH FLOW  INFORMATION
Cash paid during the period for:
     Interest                                        $                0  $               0   $               0
     Income taxes                                                     0                  0                   0

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $           5,450   $           5,450

See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


1.  ORGANIZATION AND BUSINESS ACTIVITIES

Arrow Management, Inc. (Arrow) was incorporated under the laws of the State of Nevada on January 14, 1988. On September 30, 1993, Arrow issued 5,250,700 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama, an affiliated company. The transaction was accounted for under the pooling-of-interests method of accounting, thus, the financial statements were restated as if the Companies had been consolidated for all periods presented. In December 1996, Arrow canceled 350,000 shares of its common stock held for issuance to a shareholder of Panorama. As a result of this transaction, Arrow's ownership of Panorama was reduced from 99.45% to 90.73%. On November 19, 1999, Arrow exchanged its interest in Panorama for 3,094,700 shares held as treasury stock. At approximately the same time, Arrow entered into a plan of reorganization with W-Waves USA, Inc. (W-Waves) (a Delaware corporation) to issue the 3,094,700 shares of treasury stock and an additional 5,450,000 previously unissued shares to acquire 100% of the outstanding stock of W-Waves. The transaction was accounted for as a reverse acquisition. On October 21, 1999, Arrow flied a Certificate of Name Change with the State of Nevada changing its name to W-Waves USA, Inc. (the Company). The Company and its subsidiaries market technologies and products in the audio industry, however, they are currently in the development stage.

The Company may pursue interests in various other business opportunities that, in the opinion of management, may provide a profit to the Company. Additional external financing of other capital may be required to proceed with any business plan that may be developed by the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of the Company, W-Waves USA Inc., (Delaware), White Wolf Audio Video Electronics Systems Inc., Radison Acoustique Ltee. and X-D LAB R&D Inc. All significant intercompany transactions and balances have been eliminated.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of December 31, 2000.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. Statement of Financial Accounting Standards No.109, requires a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

Depreciation and Amortization
Property and equipment are stated at cost. Depreciation is calculated on a diminishing balance basis over the estimated useful lives of the assets, generally five to seven years. Trademarks and patents are depreciated on a straight-line basis over a period of twenty years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized.

Estimates and Assumptions
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants.

Allowance for Doubtful  Accounts
The Company provides an allowance for uncollectible accounts which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions and other pertinent factors. Ultimate losses may vary from current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period they become known. Losses are charged and recoveries are credited to the allowance.

Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be
Disposed of". SFAS No.121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Advertising Costs
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. There were no advertising expenses for any of the years presented.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and accounts receivable. Cash is deposited with high credit, quality financial institutions. Accounts receivable are typically unsecured and are drived from revenues earned from customers located throughout the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations.

Fair Value of Financial Instruments
The Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable and long-term obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Goodwill
Goodwill resulting from acquisition of subsidiaries is being amortized on straight-line basis over the estimated life of the benefit of five years.

Recent Accounting Pronouncements
In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful time. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-Up Activities". SOP 98-5 is effective for the Company's fiscal year ending June 30, 2000. SOP requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 is effective for fiscal years beginning after June 15, 1999. SFAS No.133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in their fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999



3.  CAPITAL ASSETS

                                                          2000
                                                     -------------
                  Office equipment                   $      62,421
                  Laboratory equipment                      18,073
                  Computer equipment                         8,348
                  Leasehold improvements                    86,314
                  Web site                                   7,001
                  Furniture & equipment                     13,355
                                                     -------------
                                                           195,512
                  Less:
                    Accumulated amortization               (37,217)
                                                     -------------

                                                     $     158,295
                                                     =============

Depreciation expense for the year ended December 31, 2000 was $41,406 and for 1999 it was $9,028.

4.  LONG-TERM DEBT OBLIGATIONS

At December 31, 2000, long-term obligations consisted of the following:

                  Note payable to former share-
                    holder payable on demand
                    including imputed interest
                    at 8%                            $      21,644
                                                     =============

5.  NOTE PAYABLE-ACQUISITION

On November 1, 1999, 100% of the common stock of Radison Acoustique Ltee was acquired by White Wolf Audio Video Electronics Systems, Inc. (a wholly-owned subsidiary of the Company) for the purchase price of $181,719. As of December 31, 2000, the outstanding balance on the transaction was $90,030.

6.  NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2000, advances totaling $706,036 made to the Company by related parties are outstanding. Such advances include imputed interest at 6% per annum and are due upon demand.

Also at December 31, 2000, the Company owes $688,009 to various related parties for accounts payable and accrued expenses.

7.  COMMON STOCK

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of December 31, 2000 and 1999, the Company has 11,030,700 and 11,030,700 shares of common stock outstanding, respectively.

On March 31, 2000, W-Waves USA Inc. received additional paid-in capital in the amount of $1,050,000 in connection with 3,000,000 shares issued in 1999.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999



8.  INCOME TAXES

The components of the provision for income taxes at December 31, 2000 are as follows:

                  Current- Federal                   $           0
                  Deferred- Federal                              0
                                                     -------------
                  Income tax provision               $           0
                                                     =============

A reconciliation of the consolidated income tax provision to the amount expected using the U.S. Federal statutory rate follows:

                  Expected amount using
                    U.S. Federal statutory rate      $           0
                  Non-deductible expenses                        0
                  Depreciation and bad
                    debts allowance                              0
                                                     -------------
                  Effective tax                      $           0
                                                     =============

Deferred tax assets(liabilities) consisted of the following at December 31, 1999.

                  Deferred tax assets
                    Net operating loss
                    carryforwards                    $     861,000

                  Deferred tax liability                         0
                                                     -------------
                                                           861,000
                  Valuation allowance                     (861,000)
                                                     -------------

                                                     $           0
                                                     =============

At December 31, 2000, the Company has net operating loss(NOL) carryforwards totaling approximately $2,584,000. The carryforwards begin to expire in fiscal year 2114. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended December 31, 2000 was $563,000.

9.  COMMITMENTS

White Wolf leases office space in Pt. Claire, Canada for about $9,142 per month. The lease is thirty seven months in length and expires on June 30, 2003. Future expected lease payments are as follows:

                  Year ending December 31, 2001                   $    109,709
                  Year ending December 31, 2002                        109,709
                  Year ending December 31, 2003                         54,855
                                                                  ------------

                                                                  $    274,273
                                                                  ============

Radison leases office space in Quebec, Canada for about $2,062 per month. The lease is sixty months in length and expires on June 30, 2005. Future expected lease payments are as follows:

                  Year ending December 31, 2001                   $    24,742
                  Year ending December 31, 2002                        26,541
                  Year ending December 31, 2003                        27,891
                  Year ending December 31, 2004                        28,341
                  Year ending December 31, 2005                        14,395
                                                                  -----------

                                                                 $    121,910
                                                                 ============

                                W-WAVES USA, INC.
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2000 and 1999



9.  COMMITMENTS (continued)

White Wolf has a commitment to pay a 3% royalty on future sales of its product. Future payments are not determinable until future sales can be estimated. To date White Wolf has paid $17,646 as advance royalties to the patent developer. White Wolf is paying about $16,000 per year to the individual.

10.  LOSS PER SHARE

Following is a reconciliation  of the numerators of the basic and diluted income
(loss) per share for the years ended December 31, 2000 and 1999:

       Net loss available to
         common stockholder               $  (1,723,395)    $    (897,986)

       Weighted average shares               11,030,700         2,208,382

       Basic income (loss) per share
         (based on weighted
         average shares)                  $       (0.16)    $       (0.41)

11. CONTINGENCIES

During the year, the former owner of White Wolf instituted proceedings in the amount of $109,256 against the Company for damages allegedly incurred during the carrying out of a purchase contract. The claim consists of a balance due of $90,030 as per the contract and a balance of advance payable of $19,226 as of December 31, 2000. These two amounts are already recorded as payables in the financial statements as of December 31, 2000.

12. GOING-CONCERN

As of December 31, 2000, the Company has an accumulated deficit of $2,621,381 and its current liabilities exceeded its current assets by $1,788,417. Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

The Company is in the process of undertaking a secondary private offering of its common stock to raise working capital.

13.  RESEARCH AND DEVELOPMENT

Research and development expenses were about $1,200,000 for the year 2000. The costs are included as salaries and consulting on the statements of operations.

14.  SUBSEQUENT EVENTS

In March, 2001, the Company reached agreements with various entities to convert up to $1,000,000 of debt and accrued interest into shares of the Company's common stock. The conversion price is 20% less than the issuing price of the Company's planned secondary private offering. The creditor will also receive warrants to purchase shares of the Company's common stock at a price 20% higher than the price of the stock in the secondary private offering.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             W-WAVES USA, INC.
                             (formerly Arrow Management, Inc.)


Date:  March 27, 2001        by: /s/ Victor Lacroix
                                 ------------------------------------
                             Victor Lacroix, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 27, 2001         by: /s/ Victor Lacroix
                                ------------------------------------
                             Victor Lacroix, President and Director


Date: March 27, 2001         by: /s/ Lean-Luc Amez
                                 -----------------------------------
                             Jean-Luc Amez,  CFO and Director


Date: March 27, 2001         by: /s/ Armando Ferrucci
                                 -----------------------------------
                             Armando Ferruci, Treasurer and Director