Form 10QSB
period 2001-03-31
W WAVES USA INC
filed 2001-05-15
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31st, 2001.


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________.

Commission File No. 33-55254-01.


                                W-WAVES USA, INC.
                        (Formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

         NEVADA                                            87-0467339
------------------------------------              --------------------------
(State of other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                    Identification Number)


2500, Daniel-Johnson blvd., suite 1108
Laval (Quebec) Canada                                           H7T 2P6
--------------------------------------------            ------------------------
(Address of principal executive offices)                      (Postal Code)

Registrant's telephone number. Including area code         (450) 686-6993
                                                     ---------------------

Securities registered pursuant ot Section 12 (b) of the Act :          NONE

Securities registered pursuant to Section 12 (g) of the Act :          NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No []

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding as of March 31st, 2001
-------------------------------------         ----------------------------------
$ .001 par value class a common stock         11,030,700 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Basis of representation

General

         The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the quarter ended March 31st, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31st, 2001.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2001



CURRENT ASSETS
Cash and cash equivalents                                              $          18,997
Accounts receivable, net                                                           4,331
Sales tax receivable                                                             181,073
Inventory                                                                         22,729
Prepaid expenses and other current assets                                         49,763
                                                                       -----------------

                                              TOTAL CURRENT ASSETS               276,893

CAPITAL ASSETS (Net of allowance of $54,918)                                     140,594

OTHER ASSETS
Trademarks, patents                                                               73,213
Organization costs                                                                 1,067
Goodwill, net                                                                    122,469
                                                                       -----------------
                                                                                 196,749
                                                                       -----------------

                                                                       $         614,236
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $       1,215,277
Income taxes payable                                                               1,058
Note payable - Acquisition                                                        85,590
Note payable - related corporations                                            1,048,820
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES             2,350,745

MINORITY INTEREST IN SUBSIDIARY                                                  159,258

STOCKHOLDERS' DEFICIT
Common Stock                                                                      11,031
Additional paid-in capital                                                     1,050,000
Accumulated deficit                                                           (2,956,798)
                                                                       -----------------
                                                                              (1,895,767)
                                                                       -----------------

                                                                       $         614,236
                                                                       =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                               Three Months Ended                (Date of
                                                                    March 31,                  Inception) to
                                                            2001                2000             3/31/2001
                                                     ------------------  -----------------   -----------------
Revenue                                              $           12,171  $          13,309   $          64,533
Cost of sales                                                     3,851             21,194              52,522
                                                     ------------------  -----------------   -----------------
                                       GROSS PROFIT               8,320             (7,885)             12,011

OPERATING EXPENSES
   Salaries and consulting                                      174,318                  0           2,384,266
   Interest expense                                              30,152                  0              58,710
   General and administrative                                   139,267            262,443             530,209
                                                     ------------------  -----------------   -----------------
                                                                343,737            262,443           2,973,185
                                                     ------------------  -----------------   -----------------

LOSS FROM OPERATIONS                                           (335,417)          (270,328)         (2,961,174)

GAIN ON DISPOSAL OF FIXED ASSET                                       0                  0               4,376
                                                     ------------------  -----------------   -----------------

                                           NET LOSS  $         (335,417) $        (270,328)  $      (2,956,798)
                                                     ==================  =================   =================

BASIC AND DILUTED LOSS PER SHARE
   Net loss per weighted average share               $            (0.03) $           (0.02)
                                                     ==================  =================

   Weighted average number of common
     shares used to compute net loss
     per share                                               11,030,700         11,030,700
                                                     ==================  =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                               Three Months Ended                (Date of
                                                                    March 31,                  Inception) to
                                                            2001                2000             3/31/2001
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (335,417) $        (270,328)  $      (2,956,798)
Adjustment to reconcile net loss to net cash
   used by operating activities
     Depreciation and amortization                               17,701             22,236              68,135
Changes in assets and liabilities:
     Accounts receivable                                            771              8,125              (4,331)
     Inventory                                                    1,178                  0             (22,729)
     Sales tax receivable                                       (22,260)                 0            (181,073)
     Prepaid expenses and other current assets                    4,981             (8,968)            (49,763)
     Other assets                                                32,281            (10,747)            (74,280)
     Accounts payable and other liabilities                      (6,616)            70,863           1,230,847
     Income taxes payable                                           357                  0               1,058
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY OPERATING ACTIVITIES            (307,024)          (188,819)         (1,988,934)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                               0            (11,095)           (215,219)
Disposition of Building                                               0                  0              40,417
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES                   0            (11,095)           (336,889)

FINANCING ACTIVITIES
Issuance - preferred shares - minority interest                       0                  0             159,258
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0          1,050,000           1,050,000
Long-term debt                                                  (21,644)             1,565                   0
Note payable - Acquisition                                       (4,440)           (38,363)             85,590
Note payable - related corporations                             342,784           (822,225)          1,048,820
                                                     ------------------  -----------------   -----------------
                                  NET CASH PROVIDED
                            BY FINANCING ACTIVITIES             316,700            190,977           2,344,820
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS               9,676             (8,937)             18,997

Cash and cash equivalents at beginning
   of period                                                      9,321             27,197                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $           18,997  $          18,260   $          18,997
                                                     ==================  =================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   for:
     Interest                                        $                0  $               0   $               0
     Income taxes                                                     0                  0                   0

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $               0   $           5,450



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001


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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10K for the year ended December 31,2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of March 31, 2001.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Item 2.  Properties.

         The company is now entering in an expending phase of licensing its technology and applications. Before doing so it was necessary to enlarge its staff in order to achieve the new goals. For so doing, the hiring of the Chief Financial Officer was done on March 13th, 2001, see 8K of March 21st, 2001. The company is looking for a sales and marketing vice-president, this person should be appointed in the next days.

         The main target of the management for the coming quarter is to complete the marketing phase. On the same level Radison should be refunded to undertake a new competitive action on the Canadian market.

Item 3.  Legal Proceedings.

         There is a pending legal proceeding involving one of the company's subsidiary, as White Wolf has not achieved the full down payment of the purchase price of Radison. The former owner of Radison has engaged proceeding for getting the payment finalized. The company with the help of its management should reach an agreement by the end of May 2001.

Item 4. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Business

         W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products. The Company has Patent Applications for its HD-AP technology and product (High Definition Audio Processor) in over 25 countries at this time. Further, the Company has Patent Applications Pending for the technologies and products known as ESP-3D (Enhanced Spatialization Processor) and VRH (Virtual Reality Headset) in the United States and Canada for HD-AP, ESP-3D, VRH and its SPACE (Surround Processing Audio Control Enhancer) set-top box.

         The Company operates primarily through two wholly owned Canadian subsidiaries, White Wolf Audio Video Electronic Systems Inc. and Radison Acoustique Ltd., a subsidiary of White Wolf. Both are located in Pointe-Claire, Quebec, Canada, and are engaged in complementary aspects of audio and video research and engineering. W-Waves USA Inc. shares are traded on the NASDAQ Bulletin Board under the symbol WAVSA.

Forward-looking Statements

         The refunding of the company became the first priority of the Board of Directors. Due to these necessities, the Board of Directors decided during their last meeting to proceed with an issue of new shares (no possibility for the former restricted shareholders to get a possibility of selling their shares). The increase of capital should be between 2 and 2.5 million shares and take place before the end of next June 2001. In light of the potentiality of the company, management has fixed the issue price in the range of USD 1.5 to 2.5 per share.

         Codalex Ltd. an engineering firm, which is working for reputable customers such as the NASA and the U.S. International Army, has agreed to work with the corporation for prototyping all commercial final products.

Results of Operations

         The Company had a net loss of $ 355,417 for the three-month period ended March 31st, 2001. During that period, the company was still continuing to improve its range of products in order to be marketable and produced at the lowest possible cost. Total costs and operating expenses in the amount of $343,737 include research and development and intensive marketing efforts. It also includes the full internal implementation and catch up of the accounting activities that will provide more accurate and timely financial information in the future. No deferred tax assets have been recorded because of uncertainties to assure its realization.

Liquidity and Capital Resources

         Net current assets, as at March 31st, 2001 were $ 276,893.

Item 5.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company has no market risk sensitive instruments or market risk exposures.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 19345, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                W-WAVES USA, INC.

Dated: May 14, 2001             /s/ Victor Lacroix
                                ---------------------------------------------
                                Victor Lacroix, President, CEO, and Director