Form 10QSB
period 2001-06-30
W WAVES USA INC
filed 2001-08-13
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001.


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________.

Commission File No. 33-55254-01.


                                W-WAVES USA, INC.
                        (Formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

         NEVADA                                       87-0467339
------------------------------------         --------------------------
(State of other jurisdiction of                  (I.R.S. Employer
Incorporation or organization)               Identification Number)


2500, Daniel-Johnson blvd., suite 1005
Laval (Quebec) Canada                                    H7T 2P6
--------------------------------------------            -------------------
(Address of principal executive offices)                (Postal Code)

Registrant's telephone number. Including area code (450) 686-8081
                                                   ---------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding as of June 30, 2001
--------------------------------------         --------------------------------
$ .001 par value class a common stock          11,030,700 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Basis of representation

General

         The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2001



CURRENT ASSETS
Cash and cash equivalents                                              $              78
Accounts receivable, net                                                           4,963
Sales tax receivable                                                             214,902
Inventory                                                                         23,621
Prepaid expenses and other current assets                                         51,717
                                                                       -----------------

                                              TOTAL CURRENT ASSETS               295,281

CAPITAL ASSETS (Net of allowance of $58,224)                                     137,288

OTHER ASSETS
Trademarks, patents                                                               73,462
Organization costs                                                                 1,087
Goodwill, net                                                                    118,971
                                                                       -----------------
                                                                                 193,520
                                                                       -----------------

                                                                       $         626,089
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $       1,432,868
Income taxes payable                                                               1,066
Note payable - Acquisition                                                        88,952
Note payable - related corporations                                            1,262,236
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES             2,785,122

MINORITY INTEREST IN SUBSIDIARY                                                  159,258

STOCKHOLDERS' DEFICIT
Common Stock                                                                      11,031
Additional paid-in capital                                                     1,050,000
Accumulated deficit                                                           (3,379,322)
                                                                       -----------------
                                                                              (2,318,291)
                                                                       -----------------

                                                                       $         626,089
                                                                       =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                     3/19/1999
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   Inception) to
                                        2001                2000                2001               2000              6/30/2001
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Revenue                          $           18,043  $           17,967  $          30,214   $          31,276  $           82,576
Cost of sales                                   571              18,090              4,422              39,284              53,093
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                   GROSS PROFIT              17,472                (123)            25,792              (8,008)             29,483

OPERATING EXPENSES
   Salaries and consulting                   53,798                   0            228,116                   0           2,438,064
   Interest expense                          69,550                   0             99,702                   0             128,260
   General and administrative               316,648             639,761            455,915             902,204             846,857
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                                            439,996             639,761            783,733             902,204           3,413,181
                                 ------------------  ------------------  -----------------   -----------------  ------------------

LOSS FROM OPERATIONS                       (422,524)           (639,884)          (757,941)           (910,212)         (3,383,698)

GAIN ON DISPOSAL OF
   FIXED ASSET                                    0                   0                  0                   0               4,376
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                       NET LOSS  $         (422,524) $         (639,884) $        (757,941)  $        (910,212) $       (3,379,322)
                                 ==================  ==================  =================   =================  ==================

BASIC AND DILUTED
   LOSS PER SHARE
   Net loss per weighted
     average share               $             (.04) $            (0.06) $            (.07)  $            (.08)
                                 ==================  ==================  =================   =================

   Weighted average number
     of common shares used to
     compute net loss per share          11,030,700          11,030,700         11,030,700          11,030,700
                                 ==================  ==================  =================   =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                                Six Months Ended                 (Date of
                                                                    June 30,                   Inception) to
                                                            2001                2000             6/30/2001
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (757,941) $        (910,212)  $      (3,379,322)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                               21,007             35,194              71,441
Changes in assets and liabilities:
     Accounts receivable                                            139              6,353              (4,963)
     Inventory                                                      286                  0             (23,621)
     Sales tax receivable                                       (56,089)                 0            (214,902)
     Prepaid expenses and other current assets                    3,027                  0             (51,717)
     Other assets                                                35,510            (57,033)            (74,549)
     Accounts payable and other liabilities                     898,984            670,302           1,453,572
     Income taxes payable                                           365                  0               1,066
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES             145,288           (255,396)         (2,222,995)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                               0            (51,191)           (215,219)
Disposition of Building                                               0                  0              40,417
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES                   0            (51,191)           (336,889)

FINANCING ACTIVITIES
Issuance - preferred shares - minority interest                       0                  0             159,258
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0          1,050,000           1,050,000
Long-term debt                                                  (21,644)            (1,938)             (1,636)
Note payable - Acquisition                                       (1,078)           (39,983)             88,952
Note payable - related corporations                            (131,809)          (724,591)          1,262,236
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY FINANCING ACTIVITIES            (154,531)           283,488           2,559,962
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS              (9,243)           (23,099)                 78

Cash and cash equivalents at beginning
   of period                                                      9,321             27,197                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $               78  $           4,098   $              78
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

See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10K for the year ended December 31,2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of June 30, 2001.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

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

Advertising Costs
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was about $14,000 for the six months ended June 30, 2001.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-Up Activities". SOP 98-5 is effective for the Company's fiscal year ending December 31, 1999. SOP requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

Item 1.  Legal Proceedings.

         There is a pending legal proceeding involving one of the Company's subsidiaries. White Wolf has not paid the full down payment of the purchase price of Radison. The former owner of Radison has engaged proceedings for getting the down payment of the purchase price of Radison finalized. However, in the meantime he has increased his demands. Management is of the opinion that the demands are excessive and has decided to proceed in court. Management has decided to take legal action against the former owner as he was not fulfilling, in the appropriate manner, his obligations of the sales contract and his working contract to provide future services.

         A second legal proceeding has been initiated by White Wolf management against its research director for what management believes were inappropriate activities by that person.

         The action was taken to protect W-Wave's group against misappropriation of its IP assets by the research personnel.

         The Company has not recorded any potential loss provision related to these actions as no counter- claims are foreseen, other than possible additional legal fees.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

         Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Nature of business

         W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products. The Company has Patent Applications for its HD-AP technology and product (High Definition Audio Processor) in over 25 countries at this time. Further, the Company through the efforts of its Patent Agent, Leger Robic, in Montreal, has Patent Applications Pending for the technologies and products known as ESP-3D (Enhanced Spatialization Processor) and VRH (Virtual Reality Headset) in the United States and Canada for HD-AP, ESP-3D, VRH and its SPACE (Surround Processing Audio Control Enhancer) set-top box, which are made in the name of its researcher as inventor and applicant.

         The main goal of management for the next two quarters is to complete the marketing phase. Also, Radison should be capitalized to undertake new competitive actions in the Canadian market.

         Also, the Board of Directors took action on the capitalization of the Company. First, it has reached an agreement with some creditors to pay the creditors by issuing common stock and warrants.

         Also, the Board has decided to have an offering of up to 6,000,000 new shares with an allotment to the underwriter of up to 600,000 shares to cover any over-allotments.

         The shares will be issued at $.50 per share, which was market price on the date the decision was made. Management believes the shares will be sold by September 30, 2001.

         Management has also decided to prepare and file documents to apply for various Canadian subsidies in addition to R&D credits earned over the past few years. As this time, the amount of subsidies that may eventually be received can't reasonably be estimated.



Results of Operations

         The Company had a net loss of $757,941 for the six-month period ended June 30, 2001. During that period, the company was still continuing to improve its range of products in order to be marketable and produced at the lowest possible cost. Total costs and operating expenses in the amount of $783,733 include research and development and intensive marketing efforts. It also includes the full internal implementation and catch up of the accounting activities that will provide more accurate and timely financial information in the future. No deferred tax assets have been recorded because of uncertainties to assure its realization.

Liquidity and Capital Resources

         Net current assets, as at June 30, 2001 were $295,281.

Item 5.  Other Information

         Properties

         No entity of the Group owns any kind of real estate. White Wolf Audio Video Electronic Systems Inc. signed a lease contract on April 14, 2000 for a building located in Pointe-Claire (Quebec) with about 30,000 square feet of space. This building was obviously too big and not conducive to the needs of the activities of the Company.

         On May 16, 2001, an agreement was reached with the building's owner to terminate the lease early. As of October 31, 2001 the Company will not have any further commitment regarding this lease.

         On June 1, 2001 the offices were transferred to Laval. The new address is 2500, Daniel-Johnson Blvd., Suite 1005.

         Also, we have refurbished Radison's offices to be able to present product demonstrations for customers at this address.

         Due to the above mentioned agreement regarding the lease, the Company should be able to reduce its rent expense for the next two years by about $500,000, including taxes and other charges.

         Creditors

         The Company reached an agreement with some creditors, not all of them being related parties, to not have to pay their current obligations in cash. As an alternative, restricted common stock will be issued for the obligations. This issuance of common stock will begin in the near future.

         Marketing and Sales

         Mr. Travis Kelton, Vice-President of Marketing and Sales, was hired on June 1, 2001. His main duty will be to implement a marketing program to build up a strong level of sales for next year.

         As a first step, he will manage a quick revitalization of Radison's sales program.

         Research and Development

         Codalex is used as a sub-contractor for R&D and as such is now involved for the Group in research. It will work, not only for prototyping all commercial final products but also for developing the basic technology of the HD-AP as well as developing new technologies.


Item 6.  Exhibits and Reports on Form 8-K.

         (b)      Reports on Form 8-K.
                  An 8-K was filed on June 8, 2001 to announce that Robert L. Veronneau had resigned as Secretary and a Director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   W-WAVES USA, INC.

Dated:   August 13, 2001          /s/ Victor Lacroix
                                  --------------------------------------------
                                   Victor Lacroix, President, CEO, and Director