Form 10QSB
period 2001-09-30
W WAVES USA INC
filed 2001-11-14
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________.

Commission File No. 33-55254-01.


                                W-WAVES USA, INC.
                        (Formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

         NEVADA                                     87-0467339
--------------------------------           --------------------------
(State of other jurisdiction of                (I.R.S. Employer
Incorporation or organization)               Identification Number)


2500, Daniel-Johnson blvd., suite 1005
Laval (Quebec) Canada                                             H7T 2P6
----------------------------------------                  ----------------------
(Address of principal executive offices)                       (Postal Code)

Registrant's telephone number. Including area code (450) 686-8081
                                                  ------------------------------

Securities registered pursuant to Section 12 (b) of the Act :          NONE

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                        Outstanding as of September 30, 2001
-------------------------------------       ------------------------------------
$ .001 par value class a common stock         11,030,700 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Basis of representation

General

     The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2001



CURRENT ASSETS
Cash and cash equivalents                                              $               0
Accounts receivable, net                                                           4,772
Sales tax receivable                                                              45,952
Inventory                                                                         22,711
Prepaid expenses and other current assets                                         62,312
                                                                       -----------------

                                              TOTAL CURRENT ASSETS               135,747

CAPITAL ASSETS (Net of allowance of $71,999)                                     123,633

OTHER ASSETS
Trademarks, patents                                                               79,673
Organization costs                                                                 1,024
Goodwill, net                                                                    107,212
                                                                       -----------------
                                                                                 187,909
                                                                       -----------------

                                                                       $         447,289
                                                                       =================

CURRENT LIABILITIES
Bank overdraft                                                         $           5,843
Accounts payable and accrued liabilities                                       1,396,605
Income taxes payable                                                               1,118
Note payable - Acquisition                                                        85,523
Note payable - related corporations                                            1,322,917
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES             2,812,006

MINORITY INTEREST IN SUBSIDIARY                                                  159,258

STOCKHOLDERS' DEFICIT
Common Stock                                                                      11,031
Additional paid-in capital                                                     1,050,000
Accumulated deficit                                                           (3,585,006)
                                                                       -----------------
                                                                              (2,523,975)
                                                                       -----------------

                                                                       $         447,289
                                                                       =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                     3/19/1999
                                           Three Months Ended                       Nine Months Ended                (Date of
                                              September 30,                           September 30,                Inception) to
                                        2001                2000                2001               2000              9/30/2001
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Revenue                          $           21,763  $           16,344  $          51,977   $          47,620  $          104,339
Cost of sales                                 8,026               2,955             12,448              42,239              61,119
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                   GROSS PROFIT              13,737              13,389             39,529               5,381              43,220

OPERATING EXPENSES
   Salaries and consulting                   48,276                   0            276,392                   0           2,486,340
   Interest expense                          57,595                   0            157,297                   0             185,855
   General and administrative               113,551             418,042            569,466           1,320,246             960,408
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                                            219,422             418,042          1,003,155           1,320,246           3,632,603
                                 ------------------  ------------------  -----------------   -----------------  ------------------

LOSS FROM OPERATIONS                       (205,685)           (404,653)          (963,626)         (1,314,865)         (3,589,383)

INCOME TAX                                        0                 932                  0                 932                   0

GAIN ON DISPOSAL OF
   FIXED ASSET                                    0              17,741                  0              17,741               4,377
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                       NET LOSS  $         (205,685) $         (387,844) $        (963,626)  $      (1,298,056) $       (3,585,006)
                                 ==================  ==================  =================   =================  ==================

BASIC AND DILUTED
   LOSS PER SHARE
   Net loss per weighted
     average share               $             (.02) $            (0.04) $            (.09)  $            (.12)
                                 ==================  ==================  =================   =================

   Weighted average number
     of common shares used to
     compute net loss per share          11,030,700          11,030,700         11,030,700          11,030,700
                                 ==================  ==================  =================   =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                                Nine Months Ended                (Date of
                                                                  September 30,                Inception) to
                                                            2001                2000             9/30/2001
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (963,626) $      (1,315,797)  $      (3,585,006)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                               34,783             53,164              85,217
Changes in assets and liabilities:
     Accounts receivable                                            330                675              (4,772)
     Inventory                                                    1,196             (8,823)            (22,711)
     Sales tax receivable                                       112,861                  0             (45,952)
     Prepaid expenses and other current assets                   (7,568)           (44,017)            (62,312)
     Other assets                                                41,121            (14,563)                  0
     Accounts payable and other liabilities                     862,721            896,867           1,396,605
     Income taxes payable                                           417              1,047               1,118
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES              82,235           (431,447)         (2,237,813)

INVESTING ACTIVITIES
Acquisition of equipment, leaseholds, and patents                  (120)          (157,871)           (215,339)
Disposition of assets                                                 0             45,906              40,417
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES                (120)          (111,965)           (337,009)

FINANCING ACTIVITIES
Issuance - preferred shares - minority interest                       0                  0             159,258
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0          1,050,000           1,050,000
Long-term debt                                                  (21,644)           (32,748)                  0
Note payable - Acquisition                                       (4,507)           (41,660)             85,523
Note payable - related corporations                             (71,128)          (449,940)          1,273,046
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY FINANCING ACTIVITIES             (97,279)           525,652           2,568,979
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS             (15,164)           (17,760)             (5,843)

Cash and cash equivalents at beginning
   of period                                                      9,321             27,197                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $           (5,843) $           9,437   $          (5,843)
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

See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10K for the year ended December 31,2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of September 30, 2001.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

Advertising Costs
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expense was about $49,000 for the nine months ended September 30, 2001.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

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

In September 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No.133 is effective for fiscal years beginning after September 15, 1999. SFAS No.133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in their fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its consolidated financial statements because the Company does not currently hold any derivative instruments.

ITEM 1. Legal proceedings.

     There are pending legal proceedings involving two of the company's subsidiaries. Relating to the purchase by White Wolf of Radison, the proceedings in court are moving forward. Management is confident of his position in the matter, since the former owner of Radison has so far not proven to the company that the transfer of Know-How has been completed and documented as the purchase agreement stipulates.

     A second legal proceeding involving the services of Desjardins -Fortin, a head-hunting firm to White Wolf, might be expected. The management is of the opinion that the presumed work billed to White Wolf was never authorized.

     Proceedings by White Wolf against its research director are being followed. The provincial government agency "Commission Des Normes Du Travail" might force the company to deposit the equivalent of a two weeks salary notice to the court.

     Mr. Travis Kelton , vice-president of marketing and sales of W- Waves USA, Inc. has been let go as of the 10th of October. Management is of the opinion that an agreement should be reached by the parties shortly concerning the cessation of this employment agreement.

     The company has not recorded any potential loss provision related to these actions as no successful counterclaims are foreseen, other than possible additional legal fees.

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

     The main goal of management for the next two quarters is to obtain first sales of products and applications. Radison as been partially capitalized to accomplish that task.

     The board of directors has reached an agreement with some creditors for a total of $1,953,155.10 to issue them common stocks and warrants. Taking into consideration the levels of volume and price of the company's stock, those common stocks will be issued from the treasury at $0.35. Those stocks will be issued before the end of the year.

     The board has also decided to postpone the planned offering of up to 6,000,000 new shares, considering the recent events of September 11th in New York. Management is focusing in the meantime on finding new short terms funds to complete first sales.

     Management has also filed an application for Canadian subsidies for R and D credits. The amount applied for is approximately $71,000.

Results of Operations

     The company had a net loss of $963,626 for the nine month period ended September 30, 2001. During that period, the company was still continuing to improve its range of products in order to be marketable and produced at the lowest possible cost. Total costs and operating expenses in the amount of $1,003,155 include research and development and intensive marketing efforts. It also includes the full internal implementation and catch up of the accounting activities that will provide more accurate and timely financial information in the future. No deferred tax assets have been recorded because of uncertainties to assure its realization.

Liquidity and Capital Resources

     Net current assets, as at September 30, 2001 were $135,747.

ITEM 5. Other information.

         Properties
     As of November 1st , 2001 the only offices occupied in Canada are located at 2500 Daniel- Johnson BLVD, suite 1005, Laval, Quebec, Canada, H7T-2P6.

         Market Risks
     The company has no marketing risk sensitive instruments or market risk exposures.

ITEM 6.           Exhibits and Reports on Form 8-K.

         (b)      Reports on Form 8-K.
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               W-WAVES USA, INC.

Dated:   November 13, 2001     /s/ Victor Lacroix
                               --------------------------------------------
                               Victor Lacroix, President, CEO, and Director