Form 10KSB
period 2001-12-31
W WAVES USA INC
filed 2002-03-29
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31st, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 R 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________to__________

Commission File No. 33-5524-01
                    ----------

                                W-WAVES USA, INC.
                                -----------------
                        (formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

         NEVADA                                87-0467339
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

Les Tours Triomphe
2500, Boulevard Daniel-Johnson Blvd.
Suite 1005
Laval, (Quebec) Canada                           H7T 2P6
----------------------------------------         -----------------
(Address of principal executive offices)         (Postal Code)

Registrant's telephone number, including area code (450) 686-8081
                                                  ---------------

Securities registered pursuant to Section 12 (b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

As of March 6th, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,077,980, based on a bid price of $0.10 and 10,779,802 shares.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                  Class                   Outstanding as of December 31st, 2001
------------------------------------      -------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK               16,600,205 SHARES
Warrant for Class A common stock

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART 1

ITEM 1.  Business.

     W-WAVES USA, Inc. (Nevada). (formerly Arrow Management, Inc.,) (the "Company") was incorporated under the laws of Nevada on January 14th, 1988.

     As a result of the merger of November 19th, 1999 the Company became the owner of audio technology developed by W-Waves USA, Inc. (Delaware). This technology consists of a circuit, which allows the post- amplification conversion of a conventional stereophonic signal directed to two speaker enclosures into an ambiosonic signal directed to five-speaker enclosures. This technology can be directly installed into manufacturers' radios, televisions, videocassette recorders, computers, and other devices employing stereophonic sound signals, and is currently the subject of a pending patent application.

     Presently the corporate structure is as follows:

                                W-WAVES USA, INC.
                            (Incorporated in Nevada)

                                  owns 100% of
                                W-WAVES USA, INC.
                           (Incorporated in Delaware)

           which owns 100% of             and also owns 100 % of
        WHITE WOLF AUDIO VIDEO                XD-LAB R&D INC.
        ELECTRONIC SYSTEMS INC.

             owns 100% of
       RADISON ACOUSTIQUE LTEE

     W-WAVES USA, Inc. (Nevada) is the holding company concerned with matters of global concern for the entire company as well as the marketing of the Company's products. W-Waves USA, Inc. (Delaware) and XD-LAB R&D Inc. (Canada) hold title to the Company's intellectual property assets such as patent, license, trademark and commercialization rights.

     The Company operates primarily through two wholly owned subsidiaries: White Wolf Audio Video Electronics Systems (W-Waves) Inc. ("White Wolf') and Radison Acoustique Ltee, ("Radison") itself a subsidiary of White Wolf. Both subsidiaries are engaged in complementary areas of audio and video research and engineering. Each subsidiary has its own administrative and reduced laboratory facilities. All marketing of the Company's products is effected by W-Waves USA, Inc. (Nevada).

     The Company through its Radison subsidiary, also offers a full range of its fine LOTUS (TM) loudspeakers to the retail consumer.

ITEM 2.  Properties

     No entity of the Group owns any kind of real estate. White Wolf Audio Video Electronic Systems Inc. signed a lease contract on April 14, 2000 for a building located in Pointe-Claire (Quebec) with about 30,000 square feet of space. This building was obviously too big and not conducive to the needs of the activities of the Company.

     On May 16, 2001, an agreement was reached with the building's owner to terminate the lease early. As of October 31, 2001 the Company did not have any further commitment regarding this lease.

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

ITEM 3.  Legal Proceedings

     There are pending legal proceedings involving two of the Company's subsidiaries.

     1- White Wolf was successful with its request to the court for seizure of equipment and data at the personal address of its researcher. Radison did the same with its own researcher. The actions were taken to protect W-Waves's group against misappropriation of its IP assets by the research personnel.
     2- White Wolf is defending itself against the former owner of Radison alleging non-full payment. Management is confident of its position in the matter, since the former owner of Radison was fully paid and has so far not proven to the Company that the transfer of know-how has been completed and documented as the purchase agreement stipulates.
     3- As a result of these prior proceedings, operations at Radison have been impaired. The bank, financing the line of credit at Radison, has proceeded with the establishment of a lien against all equipment and furniture of Radison. Legal costs are the only reason why management has not yet counter sued for damages.
     4- A second legal proceeding involving the services of Desjardins-Fortin, a head-hunting firm to White Wolf, has been brought-up. The management is of the opinion that the presumed work billed to White Wolf was never authorized.

     The Company has not recorded any potential loss provision related to these actions as no successful counterclaims are foreseen, other than possible additional legal fees.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     The first matter submitted to the Company's security holders for a vote (Shareholders Meeting on December 24th, 2001 was the election of the new Board of Directors).

     The second matter was for the appointment of Smith & Company, as auditor of the Company.

     The third matter was to endorse the decision of the board to have entered into a private placement transaction providing for the issuance of 5,569,505 common shares of the Company.

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     A trading market for the Company's $0.01 par value common stock commenced on December 8th, 1999 on NASD Bulletin Board under the symbol AWMG.

         The listing of the common stock resumed on February 15th, 2002, under the symbol WAVSA. The high and low sales prices of such common stock since trading commenced and through December 31st, 2001 are set forth below.

Fiscal Year                      High Sales Price      Low Sales Price
1999          Fourth Quarter              2.8124                2.0625
2000          First Quarter               3.75                  2.687
2000          Second Quarter              3.50                  1.50
2000          Third Quarter               3.00                  2.00
2000          Fourth Quarter              2.0625                1.00
2001          First Quarter               1.875                 0.75
2001          Second Quarter              1.05                  0.40
2001          Third Quarter               0.40                  0.35
2001          Fourth Quarter              0.35                  0.12
2002          First Quarter               0.10                  0.07

     As of March 25, 2002 there were 475 record holders of the Company's common stock and there were 16,600,205 shares outstanding. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. The aggregate market value held by non-affiliates on December 31st, 2001 was $3,772,931.

ITEM 6. Selected Financial Data.

                          THE COMPANY AND SUBSIDIARIES
                              SUMMARY OF OPERATIONS
                                   DECEMBER 31

                                                                   (**)            (*)            (*)             (*)
                                    2001           2000            1999           1998           1997            1996
                               -------------   -------------  -------------  -------------   -------------  -------------
Total Assets                         221,413         639,212        353,098      2,124,851       2,060,428        617,513
Revenues                              54,836          37,940         14,922          2,335         424,561              0
Operating Expenses                   920,356       1,727,920        901,528          7,118          23,290          8,983
Net Earnings (Loss)                 (948,195)     (1,723,395)      (897,986)        65,620       1,492,918         11,826
Per Share Data Earnings (Loss)          (.08)           (.16)          (.41)           .01             .27            .00
Average Shares Outstanding        11,457,950      11,030,700      2,208,382      5,580,733       5,580,700      5,580,700

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

     During 2001, W-Waves USA, Inc. was focused on the development and commercialization of innovative sound enhancement technologies and products. The company has Patent Applications for its HD-AP technology and product (High Definition Audio Processor) in over 25 countries at this time. Further, the Company through the efforts of its Patent Agent, Leger Robic, in Montreal, has Patent Applications Pending for the technologies and products known as ESP-3D (Enhanced Spatialization Processor) and VRH (Virtual Reality Headset) in the United States, which are made in the name of the inventor and applicant. The management is reviewing some of the provisional patent applications as to evaluate their viability.

     The main goal of management was for 2001, to complete most of the development of the different applications of our core technology HD-AP(TM). That goal was achieved by closely working with the engineering firm Codalex Ltd. It created a three and five piece kit (TPK) surround sound package, developed the VRH(TM) to new performance and rationalized the production process of the HD-AP(TM) for mass production. A manufacturation license for HD-AP was signed in April 2001 as a result.

     The secondary goals of commercialization of the products and financing of the Company were only partly achieved. A commercialization and distribution contract was signed in April 2001. This one license has a lot of potential for the year 2002, since the product being promoted (TPK) is just the right fit for the socio-economic circumstances of that market. Management reached an agreement with some creditors for a total of $1,953,155.10 to issue them common stock at $0.35 per share and warrants at $0.60 per share. More funding is needed in order to be on store shelves for next Christmas.

     A rationalization of operations was deemed necessary by the board when the board came to realize in march 2001 that existing management and employees were not committed to the success of all shareholders. Many employees were let go, facilities were reduced, management was changed. Those changes were mostly successful: a reduced team working on a tight budget and result driven.

Liquidity and Capital Revenues

     Prior to November 1999, the Company had no need for additional capital as it had more than ample capital available for its limited operations.

     The businesses acquired by the Company through the acquisition of W-WAVES USA, INC. (Delaware) will require substantial capital for their future growth. For example, in 1998, 1999 and 2000 the subsidiaries required infusions of $800,000, $500,000 and $1,200,000 respectively for expenditures on research and development. The year 2001 saw an inflow of capital of approximately $600,000 that was used for expenditures on continuing research and development and commercialization efforts.

     In March 2001, the Company reached agreements with various entities to convert debt and accrued interest into shares of the Company's Common stock. The conversion price was 30% less than the issuing price of the Company's planned secondary private offering. The creditor also received warrants to purchase shares of the Company's common stock at a price 20% higher than the price of the stock in the secondary private offering.

     This agreement was finalized on June 6th, 2001 by a resolution to issue 5,569,505 shares at a price of $0.35 with two warrants priced at $0.60 attached to each share, converting $1,949,327 USD of debt into equity.

     Management anticipates that substantial additional funds will be required to bring the Company's products to market but that the needed capital should be available on reasonable terms.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

     The Company has no market-risk sensitive instruments or market-risk exposures.

ITEM 8. Financial Statements and Supplementary Data. (See Item 14).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. N/A

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

     The following table shows the position held by the Company's officers and directors until December 24th, 2001. Directors are appointed and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

NAME                  AGE   POSITION
Victor Lacroix        39    President and Director
Armando Ferrucci      39    Treasurer and Director
                            (Secretary as of June 8th, 2001)
Robert L. Veronneau   67    Secretary and Director (Resigned on June 8th, 2001)
Jean-Luc Amez         58    Director (Nominated on March 13th, 2001)

     VICTOR LACROIX has for the last six years been the principal executive officer of Bear Bay Holding Canada, Inc. Bear Bay is a private investment firm that concentrates primarily on early stage (venture capital) investments in high technology. Mr. Lacroix is a graduate of the University of Montreal.

     ROGER BOILEAU is a graduate of the Haute Etudes Commercial and is a member of the Canadian Management Accountants. For the last three years he has been the managing director of Bear Bay Management (Caribbean) INC. in Barbados. He previously held several positions in finance at Domtar Inc. and has been a consultant in start-ups and turnarounds. Mr. Boileau was appointed at the last shareholders meeting as Director and Secretary of W-Waves. USA. Inc.

     ARMANDO FERRUCCI is a founder of Bear Bay Holding Canada Inc. Since 1999 he has been acting as president of Bear Bay Management (Caribbean) Inc. in Barbados a 100 % owned subsidiary of Bear Bay Holding Canada Inc. Bear Bay Holding Canada Inc. is a private investment firm that concentrates primarily on early stale (venture capital) Investments in high technology.

     The new Board of Directors elected on December 24th, 2001 at the Shareholders Meeting is composed of the following members:

           NAME                      AGE               POSITION
           Victor Lacroix            39                President and Director
           Roger Boileau             50                Secretary and Director
           Armando Ferrucci          39                Treasurer and Director

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

ITEM 12. Security Ownership of Certain Beneficial Owners.

     The following table sets forth, as of March 6th, 2002, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

Title of class             Name and address                            Amount of                          Percent
                           Of beneficial owner                         beneficial ownership of class
------------------         -------------------                         -----------------------------      ---------
Common Stock               Dolphin Financial Services                  3,849,934                          23.19%
                           The Law Building
                           P.O. Box 14
                           The Valley
                           Anguilla

Common Stock               Bear Bay Management (Caribbean) Inc.        1,570,469                           9.46%
                           # 3 Lowland Heights
                           Christ Church
                           Barbados W.I.

Common Stock               Bear Bay Europe (Luxembourg) S.A.            400,000                            2.41%
                           12 Rue Leon Thyes
                           L-2636, Luxembourg

Common Stock               Corinne Lewin                               900,000                             5.42%
                           Chateau Perigord
                           6, Lacets St-Leon
                           MC 98000, Monaco

                                             Security Ownership of Management

Title of class             Name and address                            Amount of                          Percent
                           Of beneficial owner                         beneficial ownership of class
------------------         -------------------                         -----------------------------
Common Stock               Victor Lacroix                                 985,234.5                        5.94%
                           President and Director

Common Stock               Armando Ferrucci                            4,935,168.5                        29.73%
                           Treasurer and Director
                                                                       -----------------

                                                                       5,920,403                          35.67%

          * Since Mr. Lacroix is the Chief Executive Officer of Bear Bay Holding Canada which controls Bear Bay Management (Caribbean) Inc. and Bear Bay Europe, Mr. Lacroix beneficially owns a total of 985,234.5 shares.

          * Mr. Ferrucci's beneficial ownership derives from his ownership of 50% of Bear Bay Holding Canada Inc. together with power of attorney for Dolphin Financial Services for a total representation of 5,920,403 shares

ITEM 13. Certain Relationship and Related Transactions.

     No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been indebted to the Company during the last fiscal year.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedule.

         Financial Statements - December 31, 2001 and 2000 (in U.S. Dollars).

         Reports on Form 8-K.   None

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT


We have audited the consolidated balance sheet of W-WAVES USA, INC. (a Nevada corporation) (a development stage company) AND SUBSIDIARIES as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2001 and 2000, and for the period of March 19, 1999 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W-WAVES USA, INC. (a development stage company) AND SUBSIDIARIES as of December 31, 2001 and the results of their operations, changes in stockholders' deficit, and their cash flows for the years ended December 31, 2001 and 2000, and for the period of March 19, 1999 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Smith & Company
Certified Public Accountants
Salt Lake City, Utah
March 20, 2002


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                        E-mail: smithcocpa@earthlink.net
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001



CURRENT ASSETS
Cash and cash equivalents                                                       $           1,800
Accounts receivable,(net of allowance of $3,052)                                            1,806
Sales tax receivable                                                                       28,684
Inventory                                                                                  18,793
Prepaid expenses and other current assets                                                   6,808
                                                                                -----------------

                                                       TOTAL CURRENT ASSETS                57,891

CAPITAL ASSETS (Note 3)                                                                    69,170

OTHER ASSETS
Trademarks, patents                                                                        81,464
Other                                                                                       1,050
Goodwill,(net of allowance of $1,300)                                                      11,838
                                                                                -----------------
                                                                                           94,352
                                                                                -----------------

                                                                                $         221,413
                                                                                =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                        $         359,649
Payable - related parties (Note 6)                                                        270,009
Income taxes payable                                                                          635
Bank loan (Note 4)                                                                         15,695
Note payable - Acquisition (Note 5)                                                        90,030
Note payable - related corporations (Note 6)                                               44,613
                                                                                -----------------

                                                  TOTAL CURRENT LIABILITIES               780,631

STOCKHOLDERS' DEFICIT
Common Stock (Note 7)
   $.01 par value; authorized 50,000,00 shares
   Issued and outstanding 16,600,205 shares                                                16,601
Additional paid-in capital                                                              2,993,757
Accumulated deficit                                                                    (3,569,576)
                                                                                -----------------
                                                                                         (559,218)
                                                                                -----------------

                                                                                $         221,413
                                                                                =================



See Notes to Consolidated Financial Statements.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                          3/19/1999
                                                                            Year ended                    (Date of
                                                                           December 31,                 Inception) to
                                                                     2001               2000             12/31/2001
                                                              ------------------  -----------------  ------------------
Revenue                                                       $           54,836  $          37,940  $          107,198
Cost of sales                                                             33,172             37,791              81,843
                                                              ------------------  -----------------  ------------------
                                                GROSS PROFIT              21,664                149              25,355

OPERATING EXPENSES
       Salaries and consulting                                           (87,136)         1,389,546           2,122,812
       Interest expense                                                  187,844             10,437             216,402
       General and administrative                                        819,648            327,937           1,210,590
                                                              ------------------  -----------------  ------------------
                                                                         920,356          1,727,920           3,549,804
                                                              ------------------  -----------------  ------------------

LOSS FROM OPERATIONS                                                    (898,692)        (1,727,771)         (3,524,449)

GAIN (LOSS) ON DISPOSAL
       OF FIXED ASSET                                                    (49,503)             4,376             (45,127)
                                                              ------------------  -----------------  ------------------

                                                    NET LOSS  $         (948,195) $      (1,723,395) $       (3,569,576)
                                                              ==================  =================  ==================

BASIC AND DILUTED LOSS PER SHARE
       Net loss per weighted average share                    $             (.08) $           (0.16)
                                                              ==================  =================

       Weighted average number of common
           shares used to compute net loss
           per share                                                  11,457,950         11,030,700
                                                              ==================  =================



See Notes to Consolidated Financial Statements.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                            CONSOLIDATED STATEMENT OF
                 STOCKHOLDERS' DEFICIT For the period March 19,
                  1999 (date of inception) to December 31, 2001



                                                                Additional
                                       Common Stock               Paid-in       Treasury      Accumulated
                                   Shares         Amount          Capital         Stock         Deficit          Total
                               -------------   -------------  -------------  -------------   -------------  -------------
BALANCE, March 19, 1999
   (Date of inception)                     0   $           0  $           0  $           0   $           0  $           0
Disposition of subsidiary                                                           (2,885)                        (2,885)
Acquisition of Arrow
   Management, Inc.                5,580,700           5,581              0                                         5,581
Issuance of treasury stock
   upon reorganization                                                               2,885                          2,885
Issuance of 5,450,000 shares
   upon reorganization             5,450,000           5,450                                                        5,450
Net loss                                                                                          (897,986)      (897,986)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/1999               11,030,700          11,031              0              0        (897,986)      (886,955)
Additional paid-in capital                                        1,050,000                                     1,050,000
Net loss                                                                                        (1,723,395)    (1,723,395)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/2000               11,030,700          11,031      1,050,000              0      (2,621,381)    (1,560,350)
Issuance of restricted shares
   at $.35 for debt                5,569,505           5,570      1,943,757                                     1,949,327
Net loss                                                                                          (948,195)      (948,195)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/2001               16,600,205   $      16,601  $   2,993,757  $           0   $  (3,569,576) $    (559,218)
                               =============   =============  =============  =============   =============  ==============




See Notes to Consolidated Financial Statements.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                                 3/19/1999
                                                                   Year ended                    (Date of
                                                                  December 31,                 Inception) to
                                                            2001                2000            12/31/2001
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (948,195) $      (1,723,395)  $      (3,569,576)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                              153,379             41,406             203,813
     Disposal of assets                                          49,503                  0              49,503
Changes in assets and liabilities:
     Accounts receivable                                          3,296             14,650              (1,806)
     Inventory                                                    5,114             13,779             (18,793)
     Sales tax receivable                                       130,129           (158,813)            (28,684)
     Prepaid expenses and other current assets                   47,936            (51,654)             (6,808)
     Other assets                                                 8,854            (78,381)            (82,514)
     Accounts payable and other liabilities                     651,056          1,119,328             629,655
     Income taxes payable                                           (66)              (860)                635
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES             101,006           (823,940)         (2,824,575)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                            (122)          (123,917)           (215,341)
Disposition of assets                                            12,189             40,417              52,606
Goodwill on acquisition of subsidiaries                               0             (1,476)           (162,087)
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY INVESTING ACTIVITIES              12,067            (84,976)           (324,822)

FINANCING ACTIVITIES
Issuance - preferred shares - minority interest                (159,258)                44                   0
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0          1,050,000           1,050,000
Bank loan                                                        15,695                  0              15,695
Long-term debt                                                  (21,644)           (30,871)                  0
Note payable - Acquisition                                            0            (41,212)             90,030
Note payable - related corporations                              44,613            (86,921)          1,994,320
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY FINANCING ACTIVITIES            (120,594)           891,040           3,151,197
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS              (7,521)           (17,876)              1,800

Cash and cash equivalents at beginning
   of period                                                      9,321             27,197                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $            1,800  $           9,321   $           1,800
                                                     ==================  =================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   for:
     Interest                                        $          123,074  $               0   $         123,074
     Income taxes                                                   858                  0                 858

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $               0   $           5,450
     Issuance of 5,569,505 shares
       to retire debt                                         1,949,327                  0           1,949,327

See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


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

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of December 31, 2001.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000



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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants. At December 31, 2001, 11,139,010 warrants are outstanding. They have not been included in basic or diluted calculations as the effect is antidilutive.

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

Advertising Costs
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising was about $14,000 in 2001.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000



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

Goodwill
Goodwill resulting from acquisition of subsidiaries is being amortized on straight-line basis over the estimated life of the benefit of five years. During 2001 $96,144 was recorded as goodwill impairment related to Radisson and charged to operations.

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

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000



3.  CAPITAL ASSETS

                                                          2001
                                                     -------------
                  Office equipment                   $       4,157
                  Laboratory equipment                      77,308
                  Leasehold improvements                     9,279
                  Web site                                   3,435
                  Furniture & equipment                     20,855
                                                     -------------
                                                           115,034
                  Less:
                    Accumulated amortization                45,864
                                                     -------------

                                                     $      69,170
                                                     =============

Depreciation expense for the year ended December 31, 2001 was $27,557 and for 2000 it was $41,406.

4.  BANK LOAN

At December 31, 2001, bank loan consisted of the following:

                  Payable to bank at 6.5%            $      15,695
                                                     =============

This line of credit is secured by receivables and inventory of Radison and is due on demand.

5.  NOTE PAYABLE-ACQUISITION

On November 1, 1999, 100% of the common stock of Radison Acoustique Ltee was acquired by White Wolf Audio Video Electronics Systems, Inc. (a wholly-owned subsidiary of the Company) for the purchase price of $181,719. As of December 31, 2001, the outstanding balance on the transaction was $90,030.

6.  NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2001, advances totaling $44,613 made to the Company by related parties are outstanding. Such advances include imputed interest at 6% per annum and are due upon demand.

Also at December 31, 2001, the Company owes $270,009 to various related parties for accounts payable and accrued expenses.

7.  COMMON STOCK

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of December 31, 2001 and 2000, the Company has 16,600,205 and 11,030,700 shares of common stock outstanding, respectively.

During 2001, the Company issued 5,569,505 shares of restricted stock at $.35 per share to cancel debt of $1,949,327.

The Company has 11,139,010 warrants outstanding at December 31, 2001. The warrants are convertible into shares of the Company's common stock at $.60 per share and expire in December 2005. The Company's stock price was $.35 on the date the warrants were issued.

On March 31, 2000, W-Waves USA Inc. received additional paid-in capital in the amount of $1,050,000 in connection with 3,000,000 shares issued in 1999.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000



8.  INCOME TAXES

The components of the provision for income taxes at December 31, 2001 are as follows:

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
                                                     =============

Deferred tax assets(liabilities) consisted of the following at December 31, 2000.

                  Deferred tax assets
                    Net operating loss
                    carryforwards                    $     999,000

                  Deferred tax liability                         0
                                                     -------------
                                                           999,000
                  Valuation allowance                     (999,000)
                                                     -------------

                                                     $           0
                                                     =============

At December 31, 2001, the Company has net operating loss(NOL) carryforwards totaling approximately $2,939,000. The carryforwards begin to expire in fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended December 31, 2001 was $138,000.

9.  COMMITMENTS

White Wolf leases office space in Quebec, Canada for about $2,132 per month. The leases expire on October 30, 2002 and May 2003. Future expected lease payments are as follows:

                  Year ending December 31, 2002     $      26,320
                  Year ending December 31, 2003             8,284
                                                    -------------

                                                    $      34,604
                                                    =============

Radison leases office space in Quebec, Canada for about $969 per month. The lease is sixty months in length and expires on June 30, 2005. Future expected lease payments are as follows:

                  Year ending December 31, 2002     $      11,112
                  Year ending December 31, 2003            11,677
                  Year ending December 31, 2004            11,865
                  Year ending December 31, 2005             6,027
                                                    -------------

                                                    $      40,681
                                                    =============

Rent expense was $196,272 in 2001 and $86,149 in 2000.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2001 and 2000



9.  COMMITMENTS (continued)

White Wolf has a commitment to pay a 3% royalty on future sales of its product. Future payments are not determinable until future sales can be estimated. To date White Wolf has paid $31,295 as advance royalties to the patent developer. White Wolf was paying about $16,000 per year to the individual.

10.  LOSS PER SHARE

Following is a reconciliation  of the numerators of the basic and diluted income
(loss) per share for the years ended December 31, 2001 and 2000:

                                           2001                2000
                                    ------------------  -----------------
   Net loss available to
     common stockholder             $         (948,195) $      (1,723,395)

   Weighted average shares:
     Outstanding all year                   11,030,700         11,030,700
     Outstanding 7.6% of year                  427,250                  0
                                    ------------------  -----------------
                                            11,457,950         11,030,700

   Basic income (loss) per share
     (based on weighted
     average shares)                $             (.08) $           (0.16)
                                    ==================  =================

11. CONTINGENCIES

During the year, the former owner of Radison continued proceedings in the amount of $108,860 against the Company for damages allegedly incurred during the carrying out of a purchase contract. The claim consists of a balance due of $90,030 as per the contract and a balance of advance payable of $18,830 as of December 31, 2001. These two amounts are already recorded as payables in the financial statements as of December 31, 2001.

12. GOING-CONCERN

As of December 31, 2001, the Company has an accumulated deficit of $3,569,576 and its current liabilities exceeded its current assets by $722,740. Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

13.  RESEARCH AND DEVELOPMENT

Research and development expenses were about $600,000 for the year 2001. The costs are included as salaries and consulting on the statements of operations.

14.  RELATED PARTY TRANSACTIONS

During 2001, $242,598 was paid or accrued to related parties for interest and professional fees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           W-WAVES USA, INC.


Date: March 28, 2002       by:      /s/ Victor Lacroix
                              ---------------------------------
                           Victor Lacroix, President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2002       by:      /s/ Victor Lacroix
                               --------------------------------
                           Victor Lacroix, President and Director


Date: March 28, 2002       by:      /s/ Roger Boileau
                               --------------------------------
                           Roger Boileau, Secretary and Director


Date: March 28, 2002       by:      /s/ Armando Ferruci
                               --------------------------------
                           Armando Ferruci, Treasurer and Director