Form 10QSB
period 2002-03-31
W WAVES USA INC
filed 2002-05-14
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31st, 2002.


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________.

Commission File No. 33-55254-01.


                                W-WAVES USA, INC.
                        (Formerly Arrow Management, Inc.)
             (Exact name of Registrant as specified in its charter)

         NEVADA                                               87-0467339
------------------------------------                 ---------------------------
(State of other jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                       Identification Number)

Les Tours Triomphe
2500 Daniel-Johnson Blvd., suite 1005
Laval (Quebec) Canada                                         H7T 2P6
--------------------------------------------         ---------------------------
(Address of principal executive offices)                      (Postal Code)

Registrant's telephone number. Including area code            (450) 686-8081
                                                   -----------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding as of March 31st, 2002
-------------------------------------      ----------------------------------
$ .001 par value class a common stock               16,600,205 shares

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Basis of representation

General

     The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the quarter ended March 31st, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31st, 2002.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2002



CURRENT ASSETS
Cash and cash equivalents                                              $           8,153
Accounts receivable, net                                                           1,581
Sales tax receivable                                                              15,206
Inventory                                                                         18,862
Prepaid expenses and other current assets                                          3,368
                                                                       -----------------

                                              TOTAL CURRENT ASSETS                47,170

CAPITAL ASSETS (Net of allowance of $49,139)                                      65,894

OTHER ASSETS
Trademarks, patents                                                               85,580
Other                                                                              1,031
Goodwill, net                                                                     11,693
                                                                       -----------------
                                                                                  98,304
                                                                       -----------------

                                                                       $         211,368
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $         328,211
Payable - related parties                                                        352,318
Bank loan                                                                         15,833
Income taxes payable                                                                 473
Note payable - Acquisition                                                        90,030
Note payable - related corporations                                               44,613
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES               831,478

STOCKHOLDERS' DEFICIT
Common Stock                                                                      16,601
Additional paid-in capital                                                     2,993,757
Accumulated deficit                                                           (3,630,468)
                                                                       -----------------
                                                                                (620,110)
                                                                       -----------------

                                                                       $         211,368
                                                                       =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                               Three Months Ended                (Date of
                                                                    March 31,                  Inception) to
                                                            2002                2001             3/31/2002
                                                     ------------------  -----------------   -----------------
Revenue                                              $              269  $          12,171   $         107,467
Cost of sales                                                         0              3,851              81,843
                                                     ------------------  -----------------   -----------------
                                       GROSS PROFIT                 269              8,320              25,624

OPERATING EXPENSES
   Salaries and consulting                                       16,816            174,318           2,139,628
   Interest expense                                              10,904             30,152             227,306
   General and administrative                                    33,441            139,267           1,244,031
                                                     ------------------  -----------------   -----------------
                                                                 61,161            343,737           3,610,965
                                                     ------------------  -----------------   -----------------

LOSS FROM OPERATIONS                                            (60,892)          (335,417)         (3,585,341)

GAIN ON DISPOSAL OF FIXED ASSET                                       0                  0             (45,127)
                                                     ------------------  -----------------   -----------------

                                           NET LOSS  $          (60,892) $        (335,417)  $      (3,630,468)
                                                     ==================  =================   =================

BASIC AND DILUTED LOSS PER SHARE
   Net loss per weighted average share               $             (.00) $           (0.03)
                                                     ==================  =================

   Weighted average number of common
     shares used to compute net loss
     per share                                               16,600,205         11,030,700
                                                     ==================  =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                               Three Months Ended                (Date of
                                                                    March 31,                  Inception) to
                                                            2002                2001             3/31/2002
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $          (60,892) $        (335,417)  $      (3,630,468)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                                4,562             17,701             208,375
     Disposal of assets                                               0                  0              49,503
Changes in assets and liabilities:
     Accounts receivable                                            225                771              (1,581)
     Inventory                                                      (69)             1,178             (18,862)
     Sales tax receivable                                        13,478            (22,260)            (15,206)
     Prepaid expenses and other current assets                    3,440              4,981              (3,368)
     Other assets                                                (5,238)            32,281             (86,611)
     Accounts payable and other liabilities                      50,871             (6,616)            328,211
     Income taxes payable                                          (162)               357                 473
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES               6,215           (307,024)         (3,169,534)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                               0                  0            (215,341)
Disposition of Building                                               0                  0              52,606
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES                   0                  0            (324,822)

FINANCING ACTIVITIES
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0                  0           1,050,000
Bank loan                                                           138                  0              15,833
Long-term debt                                                        0            (21,644)                  0
Note payable - Acquisition                                            0             (4,440)             90,030
Note payable - related corporations                                   0            342,784           2,345,494
                                                     ------------------  -----------------   -----------------
                                  NET CASH PROVIDED
                            BY FINANCING ACTIVITIES                 138            316,700           3,502,509
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS               6,353              9,676               8,153

Cash and cash equivalents at beginning
   of period                                                      1,800              9,321                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $            8,153  $          18,997   $           8,153
                                                     ==================  =================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   for:
     Interest                                        $              611  $               0   $         123,685
     Income taxes                                                   162                  0               1,020

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $               0   $           5,450

See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002


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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31,2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of March 31, 2002.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants. At March 31st, 2002, 11,139,010 warrants are outstanding. They have not been included in the basic or diluted calculation as the effect is antidilutive.

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

Advertising Costs
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. There were no significant advertising expenses for any of the periods presented.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

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

Nature of Business

     W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products. The Company has Patent approval in Hong Kong and Singapore and applications approval pending in seven countries for its HD-AP technology and Products (High Definition Audio Processor.) The Company has been informed that the Europe patent office has approved the patent and it should be delivered on May 29, 2002.

     During the last quarter the corporation received its Space products that were manufactured in Asia. The Space is a decoding stand alone set-up box that permits you to receive any stereo sound signal and translate it in a surround sound mode without the requirement of energy.

     The Company is now focusing on its secondary private placement of $2,000,000 for the commercialization of its innovation sound enhancement technologies.

     The main target of management for the coming quarter is to restrain cash outlay and evaluate the validity of maintaining its Radison operation.

     During the last quarter the corporation was at a stand still due to minimum cash inflow during that period. The corporation also received verbal approval from the Canadian Government for credit on Research & Development; this will generate approximately 45 to 70 thousand dollars.

     In light of recent negotiations with potential private investors the Company's management is confident that during the next quarter the Secondary Private Placement of $2,000,000 should be completed. The terms and conditions are not yet finalized. In the mean time, the corporation has to analyze its operations in order to continue to commit to successful operations for its shareholders.

Results of Operations

     The Company had a net loss of $60,892 for the three-month period ended March 31st, 2002. During that period, the company received its Space sample that is intended for a marketing demo.

     Total operating expenses in the amount of $61,161 include amortization of $4,562 and $56,599 of general and administrative expenses. The credit on Research and Development has not been recorded as a receivable nor as income until the amount is actually received.

Liquidity and Capital Resources

     Net current assets, as at March 31st, 2002 were $47,170.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     There are pending legal proceedings involving two of the Company's subsidiaries.

1. White Wolf was successful with its request to the court for seizure of equipment and data at the personal address of its researcher. Radison did the same with its own researcher. The actions were taken to protect W-Wave's group against misappropriation of its IP assets by the research personnel.

2. White Wolf is defending itself against the former owner of Radison alleging non-full payment. Management is confident of its position in the matter, since the former owner of Radison was fully paid and has so far not proven to the Company that the transfer of know-how has been completed and documented as the purchase agreement stipulates.

3. As a result of these prior proceedings, operations at Radison have been impaired. The bank financing the line of credit at Radison has proceeded with a seizure before judgement on receivables and inventories of Radison. Legal costs are the only reason why management has not yet counter sued for damages.

4. A second legal proceeding involving the services of Desjardins-Fortin, a head-hunting firm to White Wolf, has been brought-up. White-Wolf was in court on April 29th, 2002. Judgement is to be given on a later date. The management is of the opinion that the presumed work billed to White Wolf was never authorized.

     The Company has not recorded any potential loss provision related to these actions as no successful counterclaims are foreseen other than possible additional legal fees.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 19345, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            W-WAVES USA, INC.

Dated: May 14, 2002         /s/ Victor Lacroix
                            ---------------------------------------------
                            Victor Lacroix, President, CEO, and Director