Form 10QSB
period 2002-06-30
W WAVES USA INC
filed 2002-08-14
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002.


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class "A"                     Outstanding as of June 30, 2002
---------------------------------------         -------------------------------
$ .001 par value Class "A" common stock         16,600,205 shares

Warrants for Class A Common Stock               11,139,010 warrants

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Basis of representation

General

     The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2002



CURRENT ASSETS
Cash and cash equivalents                                              $           5,330
Accounts receivable, net                                                           1,638
Sales tax receivable                                                              13,059
Inventory                                                                         19,544
Prepaid expenses and other current assets                                          1,400
                                                                       -----------------

                                              TOTAL CURRENT ASSETS                40,971

CAPITAL ASSETS (Net of allowance of $59,969)                                      55,064

OTHER ASSETS
Trademarks, patents                                                               65,459
Other                                                                              1,020
Goodwill, net                                                                     11,546
                                                                       -----------------
                                                                                  78,025
                                                                       -----------------

                                                                       $         174,060
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $         365,428
Payable - related parties                                                        381,051
Bank loan                                                                         16,403
Income taxes payable                                                                 652
Note payable - Acquisition                                                        90,030
Note payable - related corporations                                               44,613
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES               898,177

STOCKHOLDERS' DEFICIT
Common Stock
   $.001 par value; authorized 50,000,000 shares
   Issued and outstanding 16,600,205 shares                                       16,601
Additional paid-in capital                                                     2,993,757
Accumulated deficit                                                           (3,734,475)
                                                                       -----------------
                                                                                (724,117)
                                                                       -----------------

                                                                       $         174,060
                                                                       =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                     3/19/1999
                                             Three Months Ended                     Six Months Ended                 (Date of
                                                  June 30,                              June 30,                   Inception) to
                                          2002                2001                2002                2001           6/30/2002
                                      ---------------  ------------------  ------------------  ---------------  ------------------
Revenue                               $             7  $           18,043  $              276  $        30,214  $          107,474
Cost of sales                                       0                 571                   0            4,422              81,843
                                      ---------------  ------------------  ------------------  ---------------  ------------------
                        GROSS PROFIT                7              17,472                 276           25,792              25,631

OPERATING EXPENSES
   Salaries and consulting                     16,694              53,798              33,510          228,116           2,156,322
   Interest expense                            (5,918)             69,550               4,986           99,702             221,388
   Asset impairment                            29,737                   0              29,737                0              29,737
   General and administrative                  63,501             316,648              96,942          455,915           1,307,532
                                      ---------------  ------------------  ------------------  ---------------  ------------------
                                              104,014             439,996             165,175          783,733           3,714,979
                                      ---------------  ------------------  ------------------  ---------------  ------------------

LOSS FROM OPERATIONS                         (104,007)           (422,524)           (164,899)        (757,941)         (3,689,348)

LOSS ON DISPOSAL OF
   FIXED ASSETS                                     0                   0                   0                0             (45,127)
                                      ---------------  ------------------  ------------------  ---------------  ------------------

                            NET LOSS  $      (104,007) $         (422,524) $         (164,899) $      (757,941) $       (3,734,475)
                                      ===============  ==================  ==================  ===============  ==================

BASIC AND DILUTED
   LOSS PER SHARE
   Net loss per weighted
     average share                    $          (.01) $             (.04) $             (.01) $          (.07)
                                      ===============  ==================  ==================  ===============

   Weighted average number
     of common shares used
     to compute net loss
     per share                             16,600,205          11,030,700          16,600,205       11,030,700
                                      ===============  ==================  ==================  ===============



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                                Six Months Ended                 (Date of
                                                                    June 30,                   Inception) to
                                                            2002                2001             6/30/2002
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (164,899) $        (757,941)  $      (3,734,475)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                               16,386             21,007             220,199
     Asset impairment                                            29,737                  0              29,737
     Disposal of assets                                               0                  0              49,503
Changes in assets and liabilities:
     Accounts receivable                                            168                139              (1,638)
     Inventory                                                     (751)               286             (19,544)
     Sales tax receivable                                        15,625            (56,089)            (13,059)
     Prepaid expenses and other current assets                    5,408              3,027              (1,400)
     Other assets                                               (15,690)            35,510             (98,204)
     Accounts payable and other liabilities                     116,821            898,984             395,302
     Income taxes payable                                            17                365                 652
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES               2,822            145,288          (3,172,927)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                               0                  0            (215,341)
Disposition of Building                                               0                  0              52,606
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES                   0                  0            (324,822)

FINANCING ACTIVITIES
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0                  0           1,050,000
Bank loan                                                           708                  0              16,403
Long-term debt                                                        0            (21,644)                  0
Note payable - Acquisition                                            0             (1,078)             90,030
Note payable - related corporations                                   0           (131,809)          2,345,494
                                                     ------------------  -----------------   -----------------
                                NET CASH PROVIDED
                            BY FINANCING ACTIVITIES                 708           (154,531)          3,503,079
                                                     ------------------  -----------------   -----------------

                           INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS               3,530             (9,243)              5,330

Cash and cash equivalents at beginning
   of period                                                      1,800              9,321                   0
                                                     ------------------  -----------------   -----------------

                             CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $            5,330  $              78   $           5,330
                                                     ==================  =================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period
   for:
     Interest                                        $              845  $               0   $         123,919
     Income taxes                                                   162                  0               1,020

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $               0   $           5,450

See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31,2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of June 30, 2002.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants. At June 30, 2002, 11,139,010 warrants are outstanding. They have not been included in the basic or diluted calculation as the effect is antidilutive.

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)



              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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

Nature of Business

     W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products. The Company has Patent Approval in Hong Kong, Australia, Europe and Singapore and applications approval pending in six countries for its HD-AP technology and Products (High Definition Audio Processor).

     The Company is focusing on its secondary private placement of $2,000,000 for the commercialization of its innovation sound enhancement technologies. The Company is at the moment following a due diligence process called upon by potential investors that have sent to the premises of the Company an external auditor.

     In light of recent negotiations with potential private investors the Company's management is confident that during the next quarter the Secondary Private Placement of $2,000,000 should be completed. The terms and conditions are not yet finalized. In the mean time, the corporation has to analyze its operations in order to continue to commit to successful operations for its shareholders.

     The second goal of management for the coming quarter is to restrain expenses and evaluate the validity of maintaining its Radison operation.

     During the last quarter the corporation was at a stand still due to minimum cash inflow during that period. The corporation is waiting for the written approval from the Canadian Government for credit on Research & Development; this will generate approximately 45 to 70 thousand dollars.

Results of Operations

     The Company had a net loss of ($164,899) for the six-month period ended June 30, 2002.

     Total operating expenses in the amount of ($135,438) include amortization of ($16,386) and ($96,942) of general and administrative expenses. The credit on Research and Development has not been recorded as a receivable nor as income until the exact amount is confirmed by the Canadian authority to White Wolf.

Liquidity and Capital Resources

     Net current assets, as of June 30, 2002 were $40,971.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     In the legal proceedings of White-Wolf against the former owner of Radison, no development occurred during the second quarter.

     In the legal proceedings between White-Wolf and Desjardins-Fortin, White-Wolf was ordered by the court to pay CDN $2,872.13. This amount was paid on June 10, 2002.

     No other legal proceedings were brought up to the Company during the second quarter.

     The Company has not recorded any potential loss provision related to these actions as no successful counterclaims are foreseen other than possible additional legal fees.

Item 5.  Other Information.

     On August 5, Jean-Luc Amez became President and CEO, and also became a director. He replaced Victor Lacroix as President and CEO. Mr. Lacroix remains Chairman of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.
        Exhibit 99.1  CEO Certification
        Exhibit 99.2  CFO Certification

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           W-WAVES USA, INC.

Dated: August 13, 2002      /s/ Jean-Luc Amez
                           ----------------------------------------------------
                           Jean-Luc Amez, President, CEO, and Director

Exhibit 99.1 CEO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of W-Waves USA, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/ Jean-Luc Amez
Jean-Luc Amez, President,
CEO and Director
Dated: August 14, 2002

Exhibit 99.2 CFO Certification

In connection with the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of W-Waves USA, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.   The Report referenced above has been read and reviewed by the undersigned.

2. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

3. The Report referenced above does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading.

4. I acknowledge that the management of the Company is solely responsible for the fair presentation in the financial statements of the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended June 30, 2002.

In my opinion, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year.

Additionally, I acknowledge that the Company's Board of Directors and Management are solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

/s/ Jean-Luc Amez
Jean-Luc Amez, CFO and Director
Dated: August 14, 2002