Form 10QSB
period 2002-09-30
W WAVES USA INC
filed 2002-11-05
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002.


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF TH SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class "A"                 Outstanding as of September 30, 2002
----------------------------------------    ------------------------------------
$ .001 par value Class "A" common stock     16,600,205 shares
Warrants for Class A Common Stock           11,139,010 warrants

                         PART I - FINANCIAL INFORMATION

Item 2. Financial Statements.

Basis of presentation

General

     The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2002



CURRENT ASSETS
Cash and cash equivalents                                              $          12,288
Accounts receivable, net                                                           1,591
Sales tax receivable                                                               2,977
Inventory                                                                         18,996
Prepaid expenses and other current assets                                            728
                                                                       -----------------

                                              TOTAL CURRENT ASSETS                36,580

CAPITAL ASSETS (Net of allowance of $62,779)                                      52,254

OTHER ASSETS
Trademarks, patents                                                               67,069
Other                                                                                994
Goodwill, net                                                                     11,401
                                                                       -----------------
                                                                                  79,464
                                                                       -----------------

                                                                       $         168,298
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $         349,263
Payable - related parties                                                        412,222
Bank loan                                                                         15,944
Income taxes payable                                                                 576
Note payable - Acquisition                                                        90,030
Note payable - related corporations                                               44,613
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES               912,648

STOCKHOLDERS' DEFICIT
Common Stock
   $.001 par value; authorized 50,000,000 shares
   Issued and outstanding 16,600,205 shares                                       16,601
Additional paid-in capital                                                     2,993,757
Accumulated deficit                                                           (3,754,708)
                                                                       -----------------
                                                                                (744,350)
                                                                       -----------------

                                                                       $         168,298
                                                                       =================



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                     3/19/1999
                                             Three Months Ended                     Nine Months Ended                (Date of
                                                September 30,                         September 30,                Inception) to
                                          2002                2001                2002                2001           9/30/2002
                                      ---------------  ------------------  ------------------  ---------------  ------------------
Revenue                               $             2  $           21,763  $              278  $        51,977  $          107,476
Cost of sales                                       0               8,026                   0           12,448              81,843
                                      ---------------  ------------------  ------------------  ---------------  ------------------
                        GROSS PROFIT                2              13,737                 278           39,529              25,633

OPERATING EXPENSES
   Salaries and consulting                      5,330              48,276              38,840          276,392           2,161,652
   Interest expense                            (7,143)             57,595              (2,157)         157,297             214,245
   Asset impairment                                 0                   0              29,737                0              29,737
   General and administrative                  22,048             113,551             118,990          569,466           1,329,580
                                      ---------------  ------------------  ------------------  ---------------  ------------------
                                               20,235             219,422             185,410        1,003,155           3,735,214
                                      ---------------  ------------------  ------------------  ---------------  ------------------

LOSS FROM OPERATIONS                          (20,233)           (205,685)           (185,132)        (963,626)         (3,709,581)

LOSS ON DISPOSAL OF
   FIXED ASSETS                                     0                   0                   0                0             (45,127)
                                      ---------------  ------------------  ------------------  ---------------  ------------------

                            NET LOSS  $       (20,233) $         (205,685) $         (185,132) $      (963,626) $       (3,754,708)
                                      ===============  ==================  ==================  ===============  ==================

BASIC AND DILUTED
   LOSS PER SHARE
   Net loss per weighted
     average share                    $          (.00) $             (.02) $             (.01) $          (.09)
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
                                      ===============  ==================  ==================  ===============



See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                                Nine Months Ended                (Date of
                                                                  September 30,                Inception) to
                                                            2002                2001             9/30/2002
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (185,132) $        (963,626)  $      (3,754,708)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                               20,253             34,783             224,066
     Asset impairment                                            29,737                  0              29,737
     Disposal of assets                                               0                  0              49,503
Changes in assets and liabilities:
     Accounts receivable                                            215                330              (1,591)
     Inventory                                                     (203)             1,196             (18,996)
     Sales tax receivable                                        25,707            112,861              (2,977)
     Prepaid expenses and other current assets                    6,080             (7,568)               (728)
     Other assets                                               (18,186)            41,121            (100,700)
     Accounts payable and other liabilities                     131,827            862,721             379,137
     Income taxes payable                                           (59)               417                 576
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES              10,239             82,235          (3,196,681)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                               0               (120)           (215,341)
Disposition of Building                                               0                  0              52,606
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES                   0               (120)           (324,822)

FINANCING ACTIVITIES
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0                  0           1,050,000
Bank loan                                                           249                  0              15,944
Long-term debt                                                        0            (21,644)                  0
Note payable - Acquisition                                            0             (4,507)             90,030
Note payable - related corporations                                   0            (71,128)          2,376,665
                                                     ------------------  -----------------   -----------------
                                  NET CASH PROVIDED
                            BY FINANCING ACTIVITIES                 249            (97,279)          3,533,791
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS              10,488            (15,164)             12,288

Cash and cash equivalents at beginning
   of period                                                      1,800              9,321                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $           12,288  $          (5,843)  $          12,288
                                                     ==================  =================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   for:
     Interest                                        $            1,078  $               0   $         124,152
     Income taxes                                                   160                  0               1,018

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $               0   $           5,450


See Notes to Consolidated Financial Statements.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, W-Waves USA Inc., (Delaware), White Wolf Audio Video Electronics Systems Inc., Radison Acoustique Ltee. and XD-LAB R&D Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31,2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of September 30, 2002.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants. At September 30, 2002, 11,139,010 warrants are outstanding. They have not been included in the basic or diluted calculation as the effect is antidilutive.

Allowance for Doubtful  Accounts
The Company provides an allowance for uncollectible accounts, which are doubtful of collection. The allowance is based upon management's periodic analysis of receivables, evaluation of current economic conditions and other pertinent factors. Ultimate losses may vary from current estimates and, as additions to the allowance become necessary, they are charged against earnings in the period they become known. Losses are charged and recoveries are credited to the allowance.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2002



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Rent Expense
Rent expense was $21,168 and $14,331 for the nine months ended September 30, 2002 and 2001 respectively.

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

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Startup Activities". SOP 98-5 is effective for the Company's fiscal year ending June 30, 2000. SOP requires costs of startup activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

NATURE OF BUSINESS

     W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products. The Company has Patent approvals in various countries and Patent pending in some other for its HD-AP technology and products. (High Definition Audio Processor).

     Negotiations are going on with some potential investors for an injection of cash into the Company, giving it the means for the commercialization of its innovation sound enhancement technologies. The terms and conditions of this Secondary Placement are not yet finalized. It should only be a matter of some weeks.

     On the other hand the Company is confident over the result of its request to the Canadian Government for credit on Research & Development. The final figure for the subsidies have not yet been finalized by the Governmental body but management is confident even though we are not a Canadian company.

     The main target of the management for the coming three quarters is to complete the marketing phase. On the same level Radison should be refunded to undertake a new competitive action for loudspeakers on the Canadian market.
Otherwise  its  acquisition   would  have  been  a  strategic   mistake  in  our
development.

RESULT OF OPERATIONS

     The Company had a net loss of $ 185,132 for the nine-month period ended September 30, 2002.

     Total operating expenses in the amount of $155,673 include amortization of $20,253 and $118,990 of general and administrative expenses. The credit on Research and Development has not been recorded as a receivable or as income until the Canadian authority to White Wolf confirms the exact amount.

LIQUIDITY AND CAPITAL RESOURCES

     Net current assets, as at September 30th, 2002 was $36,580.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are various pending legal proceedings involving one or other of the company's subsidiary that were disclosed in previous reports.

1. The former owner of Radison has engaged a proceeding for getting the down payment of the purchase price of Radison finalized.

2. The Management has decided to take legal action against the former Radison owner, as he was not fulfilling, in appropriate manner, his obligations of the acquisition contract and his working contract.

3. Commission des Normes du Travail (Labor Commission) has taken proceedings against White Wolf for unpaid salaries and benefits to Martin Pineau, its former researcher. (Amount claimed CDN$ 4,404.80)

4. Commission des Normes du Travail (Labor Commission) has taken proceedings against Radison for unpaid salaries and benefits to Simon Roy. (Amount claimed CDN$ 11,575.24)

     The Company did not build up any kind of reserve provision due to these actions as no counter claims are foreseen, outside of legal and lawyers fees.

     A seizure before the banking institution that financed it has obtained judgment on receivables and inventories of Radison. However the former owner of Radison had given a pledge for this credit line.

     It has to be pointed out that the new Board of Directors decided and will take necessary measures to proceed against anybody, individual or corporation, which may have committed wrongdoing in the past 3 years with the Company or with one of its subsidiaries.

Item 4.  Submission of Matters to a Vote of Securities Holders

     The Company held its Annual Meeting of Shareholders on August 5, 2002. There were 10,208,857 shares represented or with proxies duly received. 10,208,857 votes for and 0 votes against were cast for (1) the election of four Directors and (2) the acceptance for one additional year to appoint Smith & Company as Auditor of the Company. The Board of Directors held a meeting immediately after the shareholders meeting and appointed the following:

         Mr. Victor Lacroix as Chairman of the Board
         Mr. Jean-Luc Amez as President & CEO
         Mr. Armando Ferrucci as Treasurer
         Mr. Roger Boileau as Secretary

         The above four gentlemen were elected as directors.

     These assignments will be valid and in force until the next shareholders meeting as stipulated in the By-Laws of the Company.

Item 5.  Other Information

     On August 23, 2002, during the Board of Director meetings, Mr. Guy Courcelle was named Director and more specifically in charge of Radison Acoustique Ltee.

Item 6.  Exhibits and Reports on Form

         Exhibit 99.1 CEO Certification
         Exhibit 99.2 CFO Certification


                                    Signature

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly Caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  W-WAVES USA, INC.



Dated:   November 3, 2002         By:      /s/ Jean-Luc AMEZ
      -----------------------        ----------------------------------------
                                  Jean-Luc AMEZ, President, CEO, and Director


Dated:   November 4, 2002         By:      /s/ Victor Lacroix
      -----------------------        ----------------------------------------
                                  Victor Lacroix, Director


Dated:   November 4, 2002         By:      /s/ Roger Boileau
      -----------------------        ----------------------------------------
                                  Roger Boileau, Secretary and Director


Dated:   November 4, 2002         By:      /s/ Guy Courcelle
      -----------------------        ----------------------------------------
                                  Guy Courcelle, Director

Exhibit 99.1 CEO Certification

In  connection  with the  quarterly  report on Form 10-QSB for the quarter ended
September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Executive Officer of W-Waves USA, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended September 30, 2002.

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

/s/ Jean-Luc Amez
------------------------------------
Jean-Luc Amez, President,
CEO and Director
Dated:            November 3, 2002
       -------------------------------------

Exhibit 99.2 CFO Certification

In  connection  with the  quarterly  report on Form 10-QSB for the quarter ended
September 30, 2002 (Report), as filed with the Securities and Exchange Commission, on the date hereof, the undersigned Chief Financial Officer of W-Waves USA, Inc. (the "Company"), certifies to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

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

Based upon my knowledge, the financial statements, and other such financial information included in the report, fairly present the financial condition and results of operations of the Company as of and for the period ended September 30, 2002.

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

/s/ Jean-Luc Amez
Jean-Luc Amez, CFO and Director
Dated:            November 3, 2002
       ----------------------------------------------