Form 10KSB
period 2002-12-31
W WAVES USA INC
filed 2003-03-28
CIK 860401

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31st, 2002

                                       OR

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

Les Tours Triomphe
2500, Boulevard Daniel-Johnson Blvd.
Suite 1005
Laval, (Quebec) Canada                               H7T 2P6
--------------------------------------------         -----------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

As of March 6th, 2003 the aggregate market value of the voting stock held by non-affiliates of the registrant was $311,994 based on a bid price of $0.03 and 10,399,873 shares.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

Class                                     Outstanding as of December 31st, 2002
$.001 PAR VALUE CLASS A COMMON STOCK                16,620,276 SHARES
Warrant for Class A common stock                    11,179,152 WARRANTS

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART 1

ITEM 1.  Business.

     W-WAVES USA, Inc. (Nevada), (formerly Arrow Management, Inc.,) (the "Company") was incorporated under the laws of Nevada on January 14th, 1988.

         As a result of the merger of November 19th, 1999, the Company became the owner of audio technology developed by W-Waves USA, Inc. (Delaware). This technology consists of a circuit, which allows the post-amplification conversion of a conventional stereophonic signal directed to two speaker enclosures into an ambiophonic signal directed to five-speaker enclosures. This technology can be directly installed into manufacturers' radios, televisions, videocassette recorders, computers, and other devices employing stereophonic sound signals. This technology is patented already in some countries and patent pending in some others.

         Presently the corporate structure is as follows:
                                  W-WAVES USA, Inc.
                            (Incorporated in Nevada)

                                  owns 100% of
                               W-WAVES USA, INC.
                           (Incorporated in Delaware)
        which owns 100% of                       and also owns 100% of
        WHITE WOLF AUDIO VIDEO                    XD-LAB R&D INC.
        ELECTRONIKC SYSTEMS INC.

        owns 100% of
        RADISON ACOUSTIQUE LTEE


         W-WAVES USA, Inc. (Nevada) is the holding company concerned with matters of global concern for the entire group as well as the marketing of the Company's products. W-Waves USA, Inc. (Delaware) and XD-LAB R&D Inc. (Canada) hold title to the Company's intellectual property assets such as patent, license, trademark and commercialization rights.

         The Company operates primarily through two wholly owned subsidiaries:
White Wolf Audio Video Electronics Systems (W-Waves) Inc. ("White Wolf") and Radison Acoustique Ltee, ("Radison") itself a subsidiary of White Wolf. Both subsidiaries are engaged in complementary areas of audio and video research and engineering. All marketing for the Company's products is operated by W-Waves USA, Inc. (Nevada).

         The Company through its Radison subsidiary also offers a full range of its fine LOTUS(TM) loudspeakers to the retail consumer.

ITEM 2.  Properties

         No entity of the Group owns any kind of real estate.

ITEM 3.  Legal Proceedings

         There are pending legal proceedings involving two of the Company's subsidiaries.

     1- White Wolf was successful with its request to the court for seizure of equipment and data at the personal address of its researcher. Radison did the same with its own researcher. These actions were taken to protect W-Waves's group against misappropriation of its IP assets by the research personnel. The counterclaims which came out from the researchers, in 2002, were unsuccessful.

     2- Commission des Normes du Travail (Labour Commission) has taken proceedings against White Wolf for unpaid salaries and benefits to Martin Pineau, its former researcher. Trial was on January 29, 2003 and conclusion was confirmed by the court on February 27, 2003,: action has been denied. (Amount claimed CDN$ 5,285.76)

     3- Commission des Normes du Travail (Labour Commission) has taken proceedings against Radison for unpaid salaries and benefits to Simon Roy. The date for the trial has been fixed on June 4, 2003. (Amount claimed CDN$ 11,575.24)

     4- White Wolf is defending itself against the former owner of Radison alleging non-full payment of the selling price of his shares. Management is confident of its position in the matter, since the former owner of Radison was fully paid.

     5- As a result of these prior proceedings, operations at Radison have been impaired. A seizure was organized by the banking institution that financed Radison and it has obtained judgement on receivables and inventories of Radison. However the former owner of Radison had given his personal guaranty as a pledge for this credit line.

     6- The Management has decided to take legal action against the former Radison owner, as he was not fulfilling, in appropriate manner, his obligations of the acquisition contract and his working contract about the transfer to the Company of know-how and IP of Radison.

         The Company has not recorded any potential loss provision related to these actions as no successful counterclaims are foreseen, other than possible additional legal and lawyers' fees.

         It has to be pointed out that the new Board of Directors decided and will take necessary measures to proceed against anybody, individual or corporation, which may have committed wrongdoing, in the past 3 years, with the Company or with any of its subsidiaries.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         The Company held, on August 5, 2002, its Annual Meeting of Shareholders, regarding its fiscal year 2001.

         The first matter submitted to the Company's security holders for a vote was the election of the new Board of Directors.

         The second matter was for the appointment of Smith & Company, as auditor of the Company for one more year.

         There were 10,208,857 shares represented or with proxies duly received. 10,208,857 votes for and 0 votes against were cast for (1) the election of four Directors and (2) the acceptance for one additional year to appoint Smith & Company as Auditor of the Company. The following four gentlemen were elected as Directors.

         The Board of Directors held a meeting immediately after the shareholders meeting and appointed the following:

         Mr. Victor Lacroix as Chairman of the Board
         Mr. Jean-Luc Amez as President & CEO
         Mr. Armando Ferrucci as Treasurer
         Mr. Roger Boileau as Secretary

         On August 23, 2002, Mr. Guy Courcelle was named Director and more specifically in charge of Radison Acoustique Ltee.

         These assignments will be valid and in force until the next shareholders meeting as stipulated in the By-Laws of the Company.

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         A trading market for the Company's $0.001 par value common stock commenced on December 8th, 1999, on NASD Bulletin Board under the symbol AWMG.

         The listing of the common stock resumed on February 15th, 2002, under the symbol WAVSA. The high and low sales prices of such common stock since trading commenced and through December 31st, 2002 are set forth below.

Fiscal Year                          High Price       Low Price

1999          Fourth Quarter          2.8124            2.0625

2000          First  Quarter          3.75              2.687
              Second  Quarter         3.50              1.50
              Third  Quarter          3.00              2.00
              Fourth Quarter          2.0625            1.00

2001          First Quarter           1.875             0.75
              Second Quarter          1.05              0.40
              Third  Quarter          0.40              0.35
              Fourth Quarter          0.35              0.12

2002          First Quarter           0.12              0.07
              Second  Quarter         0.07              0.07
              Third Quarter           0.05              0.015
              Fourth Quarter          0.06              0.03

2003
              First Quarter           0.04              0.01

         As of December 31, 2002, there were 482 record holders of the Company's common stock and there were 16,620,276 shares outstanding. The Company has not previously declared or paid any dividend on its common stock and does not anticipate declaring any dividend in the foreseeable future. The aggregate market value of stocks held by non-affiliates on December 31st, 2002, was $415,994.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Prior to the acquisition of the shares of W-WAVES USA, INC. (Delaware) on November 19, 1999, the Company had not engaged in any regular business operations other than owning real estate and the collection of notes receivable from third parties.

         During 2002, W-Waves USA Inc. was focused on the development and commercialization of its innovative HD-AP(TM) technology and product (High Definition Audio Processor). The Company granted a patent for its HD-AP(TM) not only in Europe but also in some others countries which look important in the development of the product and for its commercialization.
The management is also engaged in reviewing some of the provisional patents applications as to evaluate their technical viability and potential commercial profitability. If the last one is not obvious, then the management will end up the process of gaining patent with such applications. It has to be noted that these applications were made in the name of its researcher as inventor and applicant but to the expenses of the Company, by White Wolf former President, but without any authorization for so doing.

         The main goal of management, after its election, was to conduct a full audit of the Company and of its subsidiaries, not only by checking and valuating the intangible assets but also on reviewing its long term strategy. It came out the only way for the Company to be successful on its commercial matter, will require a new injection of cash. Consequently the majority shareholders may change as soon as this injection will be effective.

Liquidity and Capital Revenues

         Prior to November 1999, the Company had no need for additional capital as it had more than ample capital available for its limited operations.

         The businesses acquired by the Company through the acquisition of W-WAVES USA, INC. (Delaware) require substantial capital for research and applications. Majority of expenses for the development of the products are over and the injection of new cash should only be dedicated to the commercialization of these products.

         Management is committed to use the largest part that substantial additional funds to bring the Company's products to market, outside of about $125,000 to be repaid to some shareholders who supported the Company's treasury with short term loans.

         The management was pleased with the full payment by both Canadian Federal and Provincial entities, of the subsidies claimed earlier for investments in R&D. Altogether the Company was able to cash up to 150,000 CDN $ in a three month period time bridging 2002 year end.

ITEM 7. Financial Statements and Supplementary Data. (See Item 13).

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. N/A

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

         Set forth below are names, age and business experience of Directors and executive officers of the Company as of December 31, 2002 since their election on August 5, 2002. Directors are appointed and serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

NAME                       AGE         POSITION
Victor Lacroix             40          Chairman of the Board of Directors
Armando Ferrucci           40          Treasurer and Director
Roger Boileau              50          Secretary and Director
Jean-Luc Amez              60          President, CEO and Director
Guy Courcelle              42          Director (Nominated on August 23, 2002)

         VICTOR LACROIX has for the last six years been the principal executive officer of Bear Bay Holding Canada, Inc. Bear Bay is a private investment firm that concentrates primarily on early stage (venture capital) investments in high technology. He resigned from this position on December 27, 2002. Mr. Lacroix is a graduate of the University of Montreal.

         ROGER BOILEAU is a graduate of the Hautes Etudes Commerciales and is a member of the Canadian Management Accountants. For the last three years he has been the managing director of Bear Bay Management (Caribbean) Inc. in Barbados. He previously held several positions in finance at Domtar Inc. and has been a consultant in start-ups and turnarounds.

         ARMANDO FERRUCCI is a founder of Bear Bay Holding Canada Inc. Since 1999 he has been acting as president of Bear Bay Management (Caribbean) Inc. in Barbados, a 100 % owned subsidiary of Bear Bay Holding Canada Inc.

         JEAN-LUC AMEZ spent his full career in Banking and Finance in France, Belgium, Luxembourg and USA. He was not only involved in Portfolio Management but also in Corporate Finance and Financial Engineering. During last decade, among others, he managed, for a big Belgian bank, the launching of the Commercial Paper in Belgium and Luxembourg and during the last five years he was managing, for a Belgian stockbroker, IPO's, SPO and other financial market activities, mainly in a new registered market for growing companies.

     GUY COURCELLE is the executive director of Bear Bay Holding Canada Inc. and in charge of European business development for that company


ITEM 10. Executive Compensation.

         The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf. No remuneration has been paid to the Company's officers or directors to date. There is an agreement signed on, with effect January 1st, 2003, with respect to the amount or remuneration that executive director listed above is expected to receive since that date, as full- time officer of the Company.


ITEM 11. Security Ownership of Certain Beneficial Owners.

         The following table sets forth, as of December 31, 2002, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                           Name and addess                        Amount of beneficial
Title of class             of beneficial owner                    ownership of class                     Percent
----------------           --------------------------------      ----------------------                --------------
Common Stock               Dolphin Financial Services                  3,849,934                          23.16%
                           The Law Building
                           P.O. Box 14
                           The Valley
                           Anguilla

Common Stock               Capital CVS LTEE                            1,600,000                           9.63%
                           17, rue des Camelias
                           Blainville, Qc, Canada J7C 4T2

Common Stock               Bear Bay Management (Caribbean) Inc.        1,570,469                           9.45%
                           # 3 Lowland Heights
                           Christ Church
                           Barbados W.I.

Common Stock               Canaccord Capital Corporation               1,380,000                           8.30%
                           PO BOX 10337
                           2200 609 Granville Street
                           Vancouver, BC, Canada VV7Y 1H2


Common Stock               Cede & Co                                   876,300                             5.27%
                           PO BOX 222
                           Bowling green Station
                           New York, NY 10274-0222


                                         Security Ownership of Management

                           Name and addess                        Amount of beneficial
Title of class             of beneficial owner                    ownership of class                     Percent
----------------           --------------------------------      ----------------------                --------------
Common Stock               Victor Lacroix                     (1)      1,185,234.5                         7.13%
                           President and Director             (4)              0                               0

Common Stock               Armando Ferrucci                   (2)      5,035,168.5                        30.29%
                           Treasurer and Director             (3)
                                                                       6,220,403                          37.43%
                                                                       ---------


                                                                       6,220,403                          37.43%


     (1) Since Mr. Lacroix was, until December 27, 2002, the Chief Executive Officer of Bear Bay Holding Canada which controls Bear Bay Management (Caribbean) Inc. and Bear Bay Europe, Mr. Lacroix beneficially owned a total of 1,185,234.5 shares.

     (2) Mr. Ferrucci's beneficial ownership derives, until December 27, 2002, from his ownership of 50% of Bear Bay Holding Canada Inc. together with power of attorney for Dolphin Financial Services for a total representation of 5,035,168.5 shares

     (3) Since December 27, 2002, Mr. Ferrucci's beneficial ownership is up to 6,220,403 shares

     (4)  Since December 27, 2002, Mr. Lacroix's beneficial ownership is nil.

ITEM 12. Certain Relationship and Related Transactions.

         No officer, director, nominee for election as a director, or associate of such officer, director or nominee is or has been indebted to the Company during the last fiscal year.

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedule.

         Financial Statements - December 31, 2002 and 2001 (in U.S. Dollars).

         Reports on Form 8-K.   None

ITEM 14. Controls and Procedures.

     (a) On February 13th, 2003, we made an evaluation o our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants



                          INDEPENDENT AUDITOR'S REPORT


We have audited the consolidated balance sheet of W-WAVES USA, INC. (a Nevada development stage company) AND SUBSIDIARIES as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001, and for the period of March 19, 1999 (date of inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W-WAVES USA, INC. (a development stage company) AND SUBSIDIARIES as of December 31, 2002 and the results of their operations, changes in stockholders' deficit, and their cash flows for the years ended December 31, 2002 and 2001, and for the period of March 19, 1999 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Smith & Company
Certified Public Accountants
Salt Lake City, Utah
March 18, 2003


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

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002



CURRENT ASSETS
Cash and cash equivalents                                  $           3,048
Accounts receivable                                                    1,611
Sales tax receivable                                                   3,778
R & D tax credit receivable                                           61,114
Inventory                                                             19,197
                                                           -----------------

           TOTAL CURRENT ASSETS                                       88,748

CAPITAL ASSETS (Note 3)                                               49,452

OTHER ASSETS
Trademarks, patents (Note 4)                                          87,321
                                                           -----------------
                                                                      87,321
                                                           -----------------

                                                           $         225,521
                                                           =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                   $         367,500
Payable - related parties (Note 7)                                   430,706
Income taxes payable                                                     428
Bank loan (Note 5)                                                    16,031
Note payable - Acquisition (Note 6)                                   90,030
Note payable - related corporations (Note 7)                          44,613
                                                           -----------------

           TOTAL CURRENT LIABILITIES                                 949,308

STOCKHOLDERS' DEFICIT
Common Stock (Note 8)
       $.001 par value; authorized 50,000,000 shares
       Issued and outstanding 16,620,276 shares                       16,621
Additional paid-in capital                                         3,000,762
Accumulated deficit                                               (3,741,170)
                                                           -----------------
                                                                    (723,787)
                                                           -----------------

                                                           $         225,521
                                                           =================



See Notes to Consolidated Financial Statements.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                          3/19/1999
                                                                            Year ended                    (Date of
                                                                           December 31,                 Inception) to
                                                                     2002               2001             12/31/2002
                                                              ------------------  -----------------  ------------------
Revenue                                                       $              282  $          54,836  $          107,480
Cost of sales                                                                  0             33,172              81,843
                                                              ------------------  -----------------  ------------------
              GROSS PROFIT                                                   282             21,664              25,637

OPERATING EXPENSES
       Salaries and consulting                                            44,696            (87,136)          2,167,508
       Interest expense                                                    8,919            187,844             225,321
       General and administrative                                         82,110            819,648           1,292,700
                                                              ------------------  -----------------  ------------------
                                                                         135,725            920,356           3,685,529
                                                              ------------------  -----------------  ------------------

LOSS FROM OPERATIONS                                                    (135,443)          (898,692)         (3,659,892)

GAIN (LOSS) ON DISPOSAL
       OF ASSETS                                                         (36,151)           (49,503)            (81,278)
                                                              ------------------  -----------------  ------------------

              NET LOSS                                        $         (171,594) $        (948,195) $       (3,741,170)
                                                              ==================  =================  ==================

BASIC AND DILUTED LOSS PER SHARE
       Net loss per weighted average share                    $             (.01) $           (0.08)
                                                              ==================  =================

       Weighted average number of common
           shares used to compute net loss
           per share                                                  16,603,284         11,457,950
                                                              ==================  =================



See Notes to Consolidated Financial Statements.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     For the period March 19, 1999 (date of inception) to December 31, 2002



                                                                Additional
                                       Common Stock               Paid-in       Treasury      Accumulated
                                   Shares         Amount          Capital         Stock         Deficit          Total
                               -------------   -------------  -------------  -------------   -------------  -------------
BALANCE, March 19, 1999
   (Date of inception)                     0   $           0  $           0  $           0   $           0  $           0
Disposition of subsidiary                                                           (2,885)                        (2,885)
Acquisition of Arrow
   Management, Inc.                5,580,700           5,581              0                                         5,581
Issuance of treasury stock
   upon reorganization                                                               2,885                          2,885
Issuance of 5,450,000 shares
   upon reorganization             5,450,000           5,450                                                        5,450
Net loss                                                                                          (897,986)      (897,986)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/1999               11,030,700          11,031              0              0        (897,986)      (886,955)
Additional paid-in capital                                        1,050,000                                     1,050,000
Net loss                                                                                        (1,723,395)    (1,723,395)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/2000               11,030,700          11,031      1,050,000              0      (2,621,381)    (1,560,350)
Issuance of restricted shares
   at $.35 for debt                5,569,505           5,570      1,943,757                                     1,949,327
Net loss                                                                                          (948,195)      (948,195)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/2001               16,600,205          16,601      2,993,757              0      (3,569,576)      (559,218)
Issuance of restricted shares
   at $.35 for debt                   20,071              20          7,005                                         7,025
Net loss                                                                                          (171,594)      (171,594)
                               -------------   -------------  -------------  -------------   -------------  -------------

BALANCE, 12/31/2002               16,620,276   $      16,621  $   3,000,762  $           0   $  (3,741,170) $    (723,787)
                               =============   =============  =============  =============   =============  =============




See Notes to Consolidated Financial Statements.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                                 3/19/1999
                                                                   Year ended                    (Date of
                                                                  December 31,                 Inception) to
                                                            2002                2001            12/31/2002
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (171,594) $        (948,195)  $      (3,741,170)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                               19,681            153,379             223,494
     Disposal of assets                                          36,151             49,503              85,654
Changes in assets and liabilities:
     Accounts receivable                                            195              3,296              (1,611)
     Inventory                                                     (404)             5,114             (19,197)
     Sales tax receivable                                        24,906            130,129              (3,778)
     R&D Tax credit                                             (61,114)                 0             (61,114)
     Prepaid expenses and other current assets                    6,808             47,936                   0
     Other assets                                               (29,083)             8,854            (111,597)
     Accounts payable and other liabilities                     175,573            651,056             805,228
     Income taxes payable                                          (207)               (66)                428
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES                 912            101,006          (2,823,663)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                               0               (122)           (215,341)
Disposition of assets                                                 0             12,189              52,606
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY INVESTING ACTIVITIES                   0             12,067            (324,822)

FINANCING ACTIVITIES
Issuance - preferred shares - minority interest                       0           (159,258)                  0
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0                  0           1,050,000
Bank loan                                                           336             15,695              16,031
Long-term debt                                                        0            (21,644)                  0
Note payable - Acquisition                                            0                  0              90,030
Note payable - related corporations                                   0             44,613           1,994,320
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY FINANCING ACTIVITIES                 336           (120,594)          3,151,533
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS               1,248             (7,521)              3,048

Cash and cash equivalents at beginning
   of period                                                      1,800              9,321                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $            3,048  $           1,800   $           3,048
                                                     ==================  =================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   for:
     Interest                                        $            1,471  $         123,074   $         124,491
     Income taxes                                                   207                858               1,065

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $               0   $           5,450
     Issuance of shares to retire debt                            7,025          1,949,327           1,956,352

See Notes to Consolidated Financial Statements.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


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

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of December 31, 2002.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001



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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants. At December 31, 2002, 11,179,152 warrants are outstanding. They have not been included in basic or diluted calculations as the effect is antidilutive.

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

Advertising Costs
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising was $0 in 2002 and about $14,000 in 2001.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001



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

Goodwill
Goodwill resulting from acquisition of subsidiaries was being amortized on straight-line basis over the estimated life of the benefit of five years. During 2002, goodwill of $11,838 was recorded as goodwill impairment and charged to operations. During 2001 $96,144 was recorded as goodwill impairment related to Radisson and charged to operations.

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

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Start-Up Activities". SOP 98-5 is effective for the Company's fiscal year ending December 31, 2000. SOP requires costs of start-up activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001



3. CAPITAL ASSETS

                                                          2002
                                                     -------------
                  Office equipment                   $       4,157
                  Laboratory equipment                      77,308
                  Furniture & equipment                      7,500
                                                     -------------
                                                            88,965
                  Less:
                    Accumulated amortization                39,513
                                                     -------------

                                                     $      49,452
                                                     =============

Depreciation expense for the year ended December 31, 2002 was $13,305 and for 2001 it was $27,557.

4. TRADEMARKS, PATENTS

                                                          2002
                                                     -------------
                  Trademarks                         $       5,074
                  Patents                                   89,759
                                                     -------------
                                                            94,833
                  Less:
                    Accumulated
                       Amortization                          7,512
                                                     -------------

                                                     $      87,321
                                                     =============

Amortization expense for the year ended December 31, 2002 was $3,998 and for 2001 it was $3,823. During 2002, the Company decided to not pursue the further development of trademarks and patents with a net book value of $29,737. The $29,737 was charged to loss on disposal of assets.

5. BANK LOAN

At December 31, 2002, bank loan consisted of the following:

                  Payable to bank at 6.5%            $      16,031
                                                     =============

This line of credit is secured by receivables and inventory of Radison and is due on demand.

6. NOTE PAYABLE-ACQUISITION

On November 1, 1999, 100% of the common stock of Radison Acoustique Ltee was acquired by White Wolf Audio Video Electronics Systems, Inc. (a wholly-owned subsidiary of the Company) for the purchase price of $181,719. As of December 31, 2002, the outstanding balance on the transaction was $90,030.

7. NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2002, advances totaling $44,613 made to the Company by related parties are outstanding. Such advances include imputed interest at 6% per annum and are due upon demand.

Also at December 31, 2002, the Company owes $430,706 to various related parties for accounts payable and accrued expenses.

8. COMMON STOCK

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock. As of December 31, 2002 and 2001, the Company has 16,620,276 and 16,600,205 shares of common stock outstanding, respectively.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


8. COMMON STOCK (continued)

During 2002, the Company issued 20,071 shares of restricted stock at $.35 per share to cancel debt of $7,025. During 2001, the Company issued 5,569,505 shares of restricted stock at $.35 per share to cancel debt of $1,949,327.

The Company has 11,179,152 warrants outstanding at December 31, 2002. The warrants are convertible into shares of the Company's common stock at $.60 per share. 11,139,010 of the warrants expire in December 2005, and 40,142 of the warrants expire in December 2006. The Company's stock price was $.35 on the date the warrants were issued.

On March 31, 2000, W-Waves USA Inc. received additional paid-in capital in the amount of $1,050,000 in connection with 3,000,000 shares issued in 1999.

9. INCOME TAXES

The components of the provision for income taxes at December 31, 2002 are as follows:

                  Current- Federal                   $           0
                  Deferred- Federal                              0
                                                     -------------
                  Income tax provision               $           0
                                                     =============

A reconciliation of the consolidated income tax provision for the Company and its U.S. subsidiary to the amount expected using the U.S. Federal statutory rate follows:

                  Expected amount using
                    U.S. Federal statutory rate      $     (28,068)
                    Change in valuation
                       allowance                            28,068
                                                     -------------
                  Effective tax                      $           0
                                                     =============

Deferred tax assets(liabilities) consisted of the following at December 31, 2002.

                  Deferred tax assets
                    Net operating loss
                    carryforwards                    $   1,272,000

                  Deferred tax liability                         0
                                                     -------------
                                                         1,272,000
                  Valuation allowance                   (1,272,000)
                                                     -------------

                                                     $           0
                                                     =============

At December 31, 2002, the Company has net operating loss(NOL) carryforwards totaling approximately $3,741,000. The carryforwards begin to expire in fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended December 31, 2002 was $273,000 and $138,000 for the year ended December 31, 2001.

10. COMMITMENTS

White Wolf leases office space in Quebec, Canada for about $1,634 per month. The lease expires in May 2003. Future expected lease payments are as follows:

                  Year ending December 31, 2003                   $    8,170
                                                                  ==========

Rent expense was $28,613 in 2002 and $196,272 in 2001.

The Company also has a commitment in 2003 to pay its President a salary of about $76,000 and 100,000 shares of stock.

                       W-WAVES USA, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                           December 31, 2002 and 2001


10. COMMITMENTS (continued)

White Wolf has a commitment to pay a 3% royalty on future sales of its product. Future payments are not determinable until future sales can be estimated. To date White Wolf has paid $31,295 as advance royalties to the patent developer. White Wolf was paying about $16,000 per year to the individual.

11. LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income
(loss) per share for the years ended December 31, 2002 and 2001:

                                           2002                2001
                                    ------------------  -----------------
   Net loss available to
     common stockholder             $         (171,594) $        (948,195)

   Weighted average shares:
     Outstanding all year                   16,600,205         11,030,700
     Outstanding 15.3% of year                   3,079                  0
     Outstanding 7.6% of year                        0            427,250
                                    ------------------  -----------------
                                            16,603,284         11,457,950

   Basic income (loss) per share
     (based on weighted
     average shares)                $             (.01) $           (0.08)

12. CONTINGENCIES

During 2001, the former owner of Radison continued proceedings in the amount of $108,860 against the Company for damages allegedly incurred during the carrying out of a purchase contract. The claim consists of a balance due of $90,030 as per the contract and a balance of advance payable of $18,830 as of December 31, 2002. These two amounts are already recorded as payables in the financial statements as of December 31, 2002.

13. GOING-CONCERN

As of December 31, 2002, the Company has an accumulated deficit of $3,741,170 and its current liabilities exceeded its current assets by $860,560. Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

14. RESEARCH AND DEVELOPMENT

Research and development expenses were about $45,000 for the year 2002. The costs are included as salaries and consulting on the statements of operations ($600,000 for the year 2001).

15. RELATED PARTY TRANSACTIONS

During 2002, $28,722 was paid or accrued to related parties for interest and professional fees. ($242,598 in 2001).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              W-WAVES USA, INC.


Date:  March 24, 2003         by:  /s/Jean-Luc Amez
                                  ------------------
                              Jean-Luc  Amez,
                              President and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 25,  2003        by:  /s/ Victor  Lacroix
                                  -------------------------------
                              Victor Lacroix, Chairman of the Board and Director


Date:  March 25,  2003        by:  /s/ Roger  Boileau
                                 -------------------------------
                              Roger  Boileau, Secretary and Director


Date:  March 25, 2003         by: /s/ Armando  Ferrucci
                                 -------------------------------
                              Armando Ferrucci, Treasurer and Director

Date: March 25, 2003          by: /s/ Guy Courcelle
                                -------------------------------
                              Guy Courcelle, Director

CERTIFICATION

 I, Jean-Luc AMEZ, Director & CEO, certify that:

1.   I have reviewed this annual report on Form 10-KSB of W-Waves USA Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003


/s/ Jean-Luc Amez
Jean-Luc Amez
CEO & Director (President)

CERTIFICATION

 I, Roger BOILEAU Director & Secretary, certify that:

1.   I have reviewed this annual report on Form 10-KSB of W-Waves USA Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


/s/ Roger Boileau
Roger Boileau
Director  & Secretary

CERTIFICATION

 I, Guy COURCELLE Director, certify that:

1.   I have reviewed this annual report on Form 10-KSB of W-Waves USA Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


/s/ Guy Courcelle
Guy Courcelle
Director

CERTIFICATION

 I, Armando FERRUCCI, Director & Treasurer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of W-Waves USA Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


/s/ Armando Ferrucci
Armando Ferrucci
Director  & Treasurer

CERTIFICATION

 I, Victor LACROIX, Director & Chairman of the Board of Directors, certify that:

1.   I have reviewed this annual report on Form 10-KSB of W-Waves USA Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003


/s/ Victor Lacroix
Victor Lacroix
Chairman of the Board of Directors