Form 10QSB
period 2003-03-31
W WAVES USA INC
filed 2003-05-14
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003.


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class "A"                     Outstanding as of March 31, 2003
---------------------------------------         --------------------------------
$ .001 par value Class "A" common stock         16,620,276 shares
Warrants for Class A Common Stock               11,179,152 warrants

                         PART I - FINANCIAL INFORMATION

Item 2.           Financial Statements.

Basis of presentation

General

         The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2003



CURRENT ASSETS
Cash and cash equivalents                                              $          10,015
Accounts receivable, net                                                           1,880
Sales tax receivable                                                               3,365
Inventory                                                                         20,282
                                                                       -----------------

                                              TOTAL CURRENT ASSETS                35,542

CAPITAL ASSETS (Net of allowance of $41,834)                                      47,131

OTHER ASSETS
Trademarks, patents                                                               90,594
                                                                       -----------------

                                                                       $         173,267
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $         422,394
Payable - related parties                                                        466,366
Bank loan                                                                         16,939
Income taxes payable                                                                 108
Note payable - Acquisition                                                        90,030
Note payable - related corporations                                               46,113
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES             1,041,950

STOCKHOLDERS' DEFICIT
Common Stock
   $.001 par value; authorized 50,000,000 shares
   Issued and outstanding 16,620,276 shares                                       16,621
Additional paid-in capital                                                     3,000,762
Accumulated deficit                                                           (3,886,066)
                                                                       -----------------
                                                                                (868,683)
                                                                       -----------------

                                                                       $         173,267
                                                                       =================


                                W-WAVES USA, INC.
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                          3/19/1999
                                                                        Three Months Ended                (Date of
                                                                             March 31,                  Inception) to
                                                                     2003               2002              3/31/2003
                                                              ------------------  -----------------  ------------------
Revenue                                                       $            1,618  $             269  $          109,098
Cost of sales                                                                  0                  0              81,843
                                                              ------------------  -----------------  ------------------
                                                GROSS PROFIT               1,618                269              27,255

OPERATING EXPENSES
           Salaries and consulting                                        26,242             16,816           2,193,750
           Interest expense                                               17,614             10,904             242,935
           General and administrative                                    102,658             33,441           1,395,358
                                                              ------------------  -----------------  ------------------
                                                                         146,514             61,161           3,832,043
                                                              ------------------  -----------------  ------------------

LOSS FROM OPERATIONS                                                    (144,896)           (60,892)         (3,804,788)

(LOSS) ON DISPOSAL OF FIXED ASSET                                              0                  0             (81,278)
                                                              ------------------  -----------------  ------------------

                                                    NET LOSS  $         (144,896) $         (60,892) $       (3,886,066)
                                                              ==================  =================  ==================

BASIC AND DILUTED LOSS PER SHARE
           Net loss per weighted average share                $             (.01) $            (.00)
                                                              ==================  =================

           Weighted average number of common
              shares used to compute net loss
              per share                                               16,620,276         16,600,205
                                                              ==================  =================


                                W-WAVES USA, INC.
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                 3/19/1999
                                                               Three Months Ended                (Date of
                                                                    March 31,                  Inception) to
                                                            2003                2002             3/31/2003
                                                     ------------------  -----------------   -----------------
OPERATING ACTIVITIES
Net loss                                             $         (144,896) $         (60,892)  $      (3,886,066)
Adjustment to reconcile net loss to net cash
   provided (used) by operating activities
     Depreciation and amortization                                3,481              4,562             226,975
     Disposal of assets                                               0                  0              85,654
Changes in assets and liabilities:
     Accounts receivable                                           (269)               225              (1,880)
     Inventory                                                   (1,085)               (69)            (20,282)
     Sales tax receivable                                           413             13,478              (3,365)
     R & D tax credit                                            61,114                  0                   0
     Prepaid expenses and other current assets                        0              3,440                   0
     Accounts payable and other liabilities                      90,554             50,871             895,782
     Income taxes payable                                          (320)              (162)                108
                                                     ------------------  -----------------   -----------------
                           NET CASH PROVIDED (USED)
                            BY OPERATING ACTIVITIES               8,992             11,453          (2,703,074)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                               0                  0            (215,341)
Patents                                                          (4,433)            (5,238)           (116,030)
Disposition of assets                                                 0                  0              52,606
Goodwill on acquisition of subsidiaries                               0                  0            (162,087)
                                                     ------------------  -----------------   -----------------
                                    NET CASH (USED)
                            BY INVESTING ACTIVITIES              (4,433)            (5,238)           (440,852)

FINANCING ACTIVITIES
Cash of subsidiary                                                    0                  0               1,152
Additional paid-in capital                                            0                  0           1,050,000
Bank loan                                                           908                138              16,939
Long-term debt                                                        0                  0                   0
Note payable - Acquisition                                            0                  0              90,030
Note payable - related corporations                               1,500                  0           1,995,820
                                                     ------------------  -----------------   -----------------
                                  NET CASH PROVIDED
                            BY FINANCING ACTIVITIES               2,408                138           3,153,941
                                                     ------------------  -----------------   -----------------

                        INCREASE (DECREASE) IN CASH
                               AND CASH EQUIVALENTS               6,967              6,353              10,015

Cash and cash equivalents at beginning
   of period                                                      3,048              1,800                   0
                                                     ------------------  -----------------   -----------------

                            CASH & CASH EQUIVALENTS
                                   AT END OF PERIOD  $           10,015  $           8,153   $          10,015
                                                     ==================  =================   =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period
   for:
     Interest                                        $              482  $             611   $         124,973
     Income taxes                                                   320                162               1,385

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
     Issuance of 5,450,000 shares
       upon reorganization                           $                0  $               0   $           5,450


                                W-WAVES USA, INC.
                          (A Development Stage Company)


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, W-Waves USA Inc., (Delaware), White Wolf Audio Video Electronics Systems Inc., Radison Acoustique Ltee. and XD- LAB R&D Inc. All significant intercompany transactions and balances have been eliminated.

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31,2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of March 31, 2003.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants. At March 31, 2003, 11,179,152 warrants are outstanding. They have not been included in the basic or diluted calculation as the effect is antidilutive.

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

                                W-WAVES USA, INC.
                          (A Development Stage Company)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2003



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. There were no significant advertising expenses for any of the periods presented.

Rent Expense
Rent expense was $5,105 and $8,712 for the three months ended March 31, 2003 and 2002 respectively.

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

In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Cost of Startup Activities". SOP 98-5 is effective for the Company's fiscal year ending December 21, 2000. SOP requires costs of startup activities and organization costs to be expensed as incurred. Adoption is not expected to have a material effect on the Company's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

NATURE OF BUSINESS

     W-Waves USA, Inc. is focused on the development and commercialization of innovative sound enhancement technologies and products. The Company has Patent approvals in various countries and Patent pending in some others for its HD-AP (High Definition Audio Processor) technology and products.

         Negotiations are going on with some potential investors for an injection of cash into the Company, giving it the means for the commercialization of its innovation sound enhancement technologies. The terms and conditions of this Secondary Placement are not yet finalized. It should only be a matter of some weeks. If management does not succeed in that placement, then the company will be on the verge to have to close its operation.

         The only target of the management for the coming three quarters is to complete the marketing phase if and when fresh cash injection would have been invested in the Company. On the same level Radison should be funded to undertake a new competitive action for loudspeakers on the Canadian market. Otherwise its acquisition would have been a strategic mistake in our development.

RESULT OF OPERATIONS

         The Company had a net loss of $114,896 for the three-month period ended March 31, 2003.

         Total operating expenses in the amount of $146,514 include amortization and $102,658 for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net current assets, as at March 31, 2003 was $35,542.
It has to be pointed out the company has not anymore cash and the entrance of new shareholders is absolutely vital.

Item 3.  Controls and Procedures.

     (a) On May 12, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid;
          2) valid transactions ae recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flow for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

     (b) There have been no significant changes in our controls or in other factors that could significantly affect these controls since the last evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There are various pending legal proceedings involving one or the other of the company's subsidiaries that were disclosed in previous reports.

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


Item 5.  Other Information

         Exhibits:

                  Certifications


                                    Signature

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           W-WAVES USA, INC.


Dated:   May 13, 2003      By:     /s/ Jean-Luc Amez
      ----------------        -------------------------------------------------
                              Jean-Luc AMEZ, President, CEO, and Director


Dated:   May 13, 2003      By:     /s/ Armando Ferrucci
      ----------------        -------------------------------------------------
                              Ferrucci, Chairman of the Board of Directors


Dated:   May 13, 2003      By:     /s/ Roger Boileau
      ----------------        -------------------------------------------------
                              Roger Boileau, Secretary and Director


Dated:   May 13, 2003      By:     /s/ Guy Courcelle
      ----------------        -------------------------------------------------
                              Guy Courcelle, Director

CERTIFICATION

     I, Jean-Luc AMEZ, Director & CEO and CFO, certify that:

     1.   I have  reviewed this  quarterly  report on Form 10-QSB of W-Waves USA
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ Jean-Luc Amez
Jean-Luc Amez
CEO, CFO  & Director (President)

CERTIFICATION

     I, Armando FERRUCCI, Director & Chairman of the Board of Directors, certify that:

     1.   I have  reviewed this  quarterly  report on Form 10-QSB of W-Waves USA
          Inc.;


     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ Armando Ferrucci
Armando Ferrucci
Chairman of the Board of Directors

CERTIFICATION

     I, Roger BOILEAU, Director & Secretary, certify that:

     1.   I have  reviewed this  quarterly  report on Form 10-QSB of W-Waves USA
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ Roger Boileau
Roger Boileau
Director & Secretary

CERTIFICATION

     I, Guy COURCELLE, Director & CEO and CFO, certify that:

     1.   I have  reviewed this  quarterly  report on Form 10-QSB of W-Waves USA
          Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ Guy Courcelle
Guy Courcelle
Director