Form 10QSB
period 2003-06-30
W WAVES USA INC
filed 2003-08-19
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.


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

Les Tours Triomphe
2500 Daniel-Johnson Blvd., suite 1108
Laval (Quebec) Canada                                         H7T 2P6
--------------------------------------------         ---------------------------
(Address of principal executive offices)                      (Postal Code)

Registrant's telephone number. Including area code   (450) 686-8081
                                                   ----------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class "A"                     Outstanding as of June 30, 2003
---------------------------------------         -------------------------------
$ .001 par value Class "A" common stock         16,620,276 shares
Warrants for Class A Common Stock               11,179,152 warrants

                         PART I - FINANCIAL INFORMATION

Item 2. Financial Statements.

Basis of presentation

General

         The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholder's deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustment are of a normal recurring nature. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  June 30, 2003



CURRENT ASSETS
Cash and cash equivalents                                              $           5,553
Accounts receivable, net                                                           2,438
Sales tax receivable                                                               4,081
Inventory                                                                         22,136
                                                                       -----------------

                                              TOTAL CURRENT ASSETS                34,208

CAPITAL ASSETS (Net of allowance of $44,524)                                      44,441

OTHER ASSETS
Trademarks, patents                                                               91,545
                                                                       -----------------

                                                                       $         170,194
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $         539,649
Payable - related parties                                                        493,690
Bank loan                                                                         18,488
Income taxes payable                                                                   0
Note payable - Acquisition                                                        90,030
Note payable - related corporations                                               46,113
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES             1,187,970

STOCKHOLDERS' DEFICIT
Common Stock
   $.001 par value; authorized 50,000,000 shares
   Issued and outstanding 16,620,276 shares                                       16,621
Additional paid-in capital                                                     3,000,762
Accumulated deficit                                                           (4,035,159)
                                                                       -----------------
                                                                              (1,017,776)
                                                                       -----------------

                                                                       $         170,194
                                                                       =================

                                W-WAVES USA, INC.
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      3/19/1999
                                                    Three Months Ended                  Six Months Ended              (Date of
                                                         June 30,                           June 30,                Inception) to
                                                  2003              2002             2003              2002           6/30/2003
                                            ----------------  ---------------   ---------------  ---------------   ---------------
     Revenue                                $            128  $             7   $         1,746  $           276   $       109,226
     Cost of sales                                         0                0                 0                0            81,843
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                              GROSS PROFIT               128                7             1,746              276            27,383

OPERATING EXPENSES
     Salaries and consulting                          33,389           16,694            59,631           33,510         2,227,139
     Interest expense                                 14,116           (5,918)           31,730            4,986           257,051
     Asset impairment                                      0           29,737                 0           29,737                 0
     General and administrative                      101,716           63,501           204,374           96,942         1,497,074
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     149,221          104,014           295,735          165,175         3,981,264
                                            ----------------  ---------------   ---------------  ---------------   ---------------

LOSS FROM OPERATIONS                                (149,093)        (104,007)         (293,989)        (164,899)       (3,953,881)

(LOSS) ON DISPOSAL
   OF FIXED ASSETS                                         0                0                 0                0           (81,278)
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                                  NET LOSS  $       (149,093) $      (104,007)  $      (293,989) $      (164,899)  $    (4,035,159)
                                            ================  ===============   ===============  ===============   ===============

BASIC AND DILUTED
   LOSS PER SHARE
     Net loss per weighted
       average share                        $           (.01) $          (.01)  $          (.02) $          (.01)
                                            ================  ===============   ===============  ===============

     Weighted average number
       of common shares used to
       compute net loss per share                 16,600,276       16,600,205        16,600,276       16,600,205
                                            ================  ===============   ===============  ===============


                                W-WAVES USA, INC.
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                                      3/19/1999
                                                                                        Six Months Ended              (Date of
                                                                                            June 30,                Inception) to
                                                                                     2003              2002           6/30/2003
                                                                                ---------------  ---------------   ---------------
OPERATING ACTIVITIES
Net loss                                                                        $      (293,989) $      (164,899)  $    (4,035,159)
Adjustment to reconcile net loss to net cash provided (used) by operating activities
   Depreciation and amortization                                                          7,412           16,386           230,906
   Asset Impairment                                                                           0           29,737                 0
   Disposal of assets                                                                         0                0            85,654
Changes in assets and liabilities:
   Accounts receivable                                                                     (827)             168            (2,438)
   Inventory                                                                             (2,939)            (751)          (22,136)
   Sales tax receivable                                                                    (303)          15,625            (4,081)
   R & D tax credit                                                                      61,114                0                 0
   Prepaid expenses and other current assets                                                  0            5,408                 0
   Other assets                                                                               0          (15,690)                0
   Accounts payable and other liabilities                                               235,133          116,821         1,040,361
   Income taxes payable                                                                    (428)              17                 0
                                                                                ---------------  ---------------   ---------------
                                                     NET CASH PROVIDED (USED)
                                                      BY OPERATING ACTIVITIES             5,173            2,822        (2,706,893)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                                                       0                0          (215,341)
Patents                                                                                  (6,625)               0          (118,222)
Disposition of assets                                                                         0                0            52,606
Goodwill on acquisition of subsidiaries                                                       0                0          (162,087)
                                                                                ---------------  ---------------   ---------------
                                                              NET CASH (USED)
                                                      BY INVESTING ACTIVITIES            (6,625)               0          (443,044)

FINANCING ACTIVITIES
Cash of subsidiary                                                                            0                0             1,152
Additional paid-in capital                                                                    0                0         1,050,000
Bank loan                                                                                 2,457              708            18,488
Note payable - Acquisition                                                                    0                0            90,030
Note payable - related corporations                                                       1,500                0         1,995,820
                                                                                ---------------  ---------------   ---------------
                                                            NET CASH PROVIDED
                                                      BY FINANCING ACTIVITIES             3,957              708         3,155,490
                                                                                ---------------  ---------------   ---------------

                                                  INCREASE (DECREASE) IN CASH
                                                         AND CASH EQUIVALENTS             2,505            3,530             5,553

Cash and cash equivalents at beginning of period                                          3,048            1,800                 0
                                                                                ---------------  ---------------   ---------------

                                                      CASH & CASH EQUIVALENTS
                                                             AT END OF PERIOD   $         5,553  $         5,330   $         5,553
                                                                                ===============  ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
   Interest                                                                     $           662  $           845   $       125,153
   Income taxes                                                                             428              162             1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of 5,450,000 shares upon reorganization                             $             0  $             0   $         5,450



                                W-WAVES USA, INC.
                          (A Development Stage Company)


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003


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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31,2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of June 30, 2003.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants. At June 30, 2003, 11,179,152 warrants are outstanding. They have not been included in the basic or diluted calculation as the effect is antidilutive.

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

Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of". SFAS No.121 requires recognition of impairment of long- lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                  June 30, 2003



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

Rent Expense
Rent expense was $12,308 and $14,331 for the six months ended June 30, 2003 and 2002 respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

         Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward- looking statements made in this report relate only to events as of the date on which the statements are made.

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

         The only target of the management for the coming two quarters is to complete the marketing phase if and when fresh cash injection would have been invested in the Company. On the same level Radison should be funded to undertake a new competitive action for loudspeakers on the Canadian market. Otherwise its acquisition would have been a strategic mistake in our development.

RESULT OF OPERATIONS

         The Company had a net loss of $293,989 for the six-month period ended June 30, 2003.

         Total operating expenses in the amount of $295,735 include amortization and $204,374 for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Net current assets, as at June 30, 2003 was $34,208.
It has to be pointed out the company has not much cash and the entrance of new shareholders is absolutely vital.

Item 3.  Controls and Procedures.

         (a) On June 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flow for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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


Item 5.  Other Information

         On July 15, 2003 the Company received the resignation of its secretary/treasurer, Mr. Roger Boileau. Mr. Boileau also resigned as a director. Mr. Boileau did not indicate any disagreements with the Company as the reason for his resignation.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits
                  Exhibit 31.1
                    Certification of the Chief Executive Officer and Chief Financial Officer of W-Waves USA, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1
                    Certification of the Chief Executive Officer and Chief Financial Officer of W-Waves USA, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K:
                     On April 4, 3003 an 8-K was filed to announce the
              resignation of Mr. Victor Lacroix, director and Chairman of the Board of Directors.


                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            W-WAVES USA, INC.


Dated: August 19, 2003      By:     /s/ Jean-Luc Amez
      -------------------      ---------------------------------------------
                            Jean-Luc Amez, President, CEO, CFO and Director

EXHIBIT 31.1
                            CEO and CFO CERTIFICATION

I, Jean-Luc Amez, CEO, CFO, President and Director , certify that:

1.   I have reviewed this report on Form 10-QSB of W-Waves USA, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluations; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 19, 2003

/s/ Jean-Luc Amez
CEO, CFO, President and Director

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of W-Waves USA, Inc. (the "Company") for the quarter and six months ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jean-Luc Amez, CEO, CFO, President and Director of W-Waves USA, Inc. certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   August 19, 2003
         ---------------


         /s/ Jean-Luc Amez
Jean-Luc Amez, CEO, CFO, President and Director