Form 10QSB
period 2003-09-30
W WAVES USA INC
filed 2003-11-19
CIK 860401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003.


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

Les Tours Triomphe
2500 Daniel-Johnson Blvd., suite 1108
Laval (Quebec) Canada                                         H7T 2P6
--------------------------------------------         ---------------------------
(Address of principal executive offices)                      (Postal Code)

Registrant's telephone number. Including area code            (450) 686-8081
                                                   --------------------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class "A"                      Outstanding as of September 30, 2003
----------------------------------------    ------------------------------------
$ .001 par value Class "A" common stock     16,620,276 shares
Warrants for Class A Common Stock           11,179,152 warrants

                         PART I - FINANCIAL INFORMATION

Item 2.           Financial Statements.

Basis of presentation

General

         The accompanying unaudited consolidated financial statements include the following corporations: W-Waves USA, Inc. (Nevada), W-Waves USA, Inc. (Delaware), XD-Lab R&D Inc., White Wolf Audio Video Electronic Systems Inc. and its wholly-owned subsidiary Radison Acoustique Ltd. They have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               September 30, 2003




CURRENT ASSETS
Cash and cash equivalents                                              $          85,868
Accounts receivable, net of allowance of $0                                       16,539
Sales tax receivable                                                               1,997
Inventory                                                                         21,960
                                                                       -----------------

                                              TOTAL CURRENT ASSETS               126,364

CAPITAL ASSETS (Net of accumulated depreciation
    of $46,874)                                                                   42,091

OTHER ASSETS
Trademarks, patents                                                               91,027
                                                                       -----------------

                                                                       $         259,482
                                                                       =================

CURRENT LIABILITIES
Accounts payable and accrued liabilities                               $         545,287
Payable - related parties                                                        612,119
Bank loan                                                                         18,340
Income taxes payable                                                                 183
Note payable - Acquisition                                                        90,030
Note payable - related corporations                                               46,113
                                                                       -----------------

                                         TOTAL CURRENT LIABILITIES             1,312,072

STOCKHOLDERS' DEFICIT
Common Stock
   $.001 par value; authorized 50,000,000 shares
   Issued and outstanding 16,620,276 shares                                       16,621
Additional paid-in capital                                                     3,000,762
Accumulated deficit                                                           (4,069,973)
                                                                       -----------------
                                                                              (1,052,590)
                                                                       -----------------

                                                                       $         259,482
                                                                       =================


                                W-WAVES USA, INC.
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                                                      3/19/1999
                                                    Three Months Ended                  Nine Months Ended             (Date of
                                                       September 30,                      September 30,             Inception) to
                                                  2003              2002             2003              2002           9/30/2003
                                            ----------------  ---------------   ---------------  ---------------   ---------------
     Revenue                                $            (78) $             2   $         1,668  $           278   $       109,149
     Cost of sales                                         0                0                 0                0            81,843
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                              GROSS PROFIT               (78)               2             1,668              278            27,306

OPERATING EXPENSES
     Salaries and consulting                          27,000            5,330            86,631           38,840         2,254,139
     Interest expense                                    533           (7,143)           32,263           (2,157)          257,584
     Asset impairment                                      0                0                 0           29,737                 0
     General and administrative                        7,204           22,048           211,578          118,990         1,504,278
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                      34,737           20,235           330,472          185,410         4,016,001
                                            ----------------  ---------------   ---------------  ---------------   ---------------

LOSS FROM OPERATIONS                                 (34,815)         (20,233)         (328,804)        (185,132)       (3,988,695)

(LOSS) ON DISPOSAL
   OF FIXED ASSETS                                         0                0                 0                0           (81,278)
                                            ----------------  ---------------   ---------------  ---------------   ----------------

                                  NET LOSS  $        (34,815) $       (20,233)  $      (328,804) $      (185,132)  $    (4,069,973)
                                            ================= ===============   ===============- ===============   ===============

BASIC AND DILUTED
   LOSS PER SHARE
     Net loss per weighted
       average share                        $           (.00) $          (.00)  $          (.02) $          (.01)
                                            ================  ===============   ===============  ===============

     Weighted average number
       of common shares used to
       compute net loss per share                 16,600,276       16,600,205        16,600,276       16,600,205
                                            ================  ===============   ===============  ===============



                                W-WAVES USA, INC.
                          (A Development Stage Company)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                                                      3/19/1999
                                                                                        Nine Months Ended             (Date of
                                                                                          September 30,             Inception) to
                                                                                     2003              2002           9/30/2003
                                                                                ---------------  ---------------   ---------------
OPERATING ACTIVITIES
Net loss                                                                        $      (328,804) $      (185,132)  $    (4,069,973)
Adjustment to reconcile net loss to net cash provided (used) by operating activities
   Depreciation and amortization                                                         10,890           20,253           234,384
   Asset Impairment                                                                           0           29,737                 0
   Disposal of assets                                                                         0                0            81,278
Changes in assets and liabilities:
   Accounts receivable                                                                  (14,928)             215           (16,539)
   Inventory                                                                             (2,763)            (203)          (21,960)
   Sales tax receivable                                                                   1,781           25,707            (1,997)
   R & D tax credit                                                                      61,114                0                 0
   Prepaid expenses and other current assets                                                  0            6,080                 0
   Other assets                                                                               0          (18,186)                0
   Accounts payable and other liabilities                                               359,200          131,827         1,168,803
   Income taxes payable                                                                    (245)             (59)              183
                                                                                ---------------  ---------------   ---------------
                                                     NET CASH PROVIDED (USED)
                                                      BY OPERATING ACTIVITIES            86,245           10,239        (2,625,821)

INVESTING ACTIVITIES
Acquisition of equipment and leaseholds                                                       0                0          (215,341)
Patents                                                                                  (7,234)               0          (118,831)
Disposition of assets                                                                         0                0            52,606
Goodwill on acquisition of subsidiaries                                                       0                0          (162,087)
                                                                                ---------------  ---------------   ---------------
                                                              NET CASH (USED)
                                                      BY INVESTING ACTIVITIES            (7,234)               0          (443,653)

FINANCING ACTIVITIES
Cash of subsidiary                                                                            0                0             1,152
Additional paid-in capital                                                                    0                0         1,050,000
Bank loan                                                                                 2,309              249            18,340
Note payable - Acquisition                                                                    0                0            90,030
Note payable - related corporations                                                       1,500                0         1,995,820
                                                                                ---------------  ---------------   ---------------
                                                            NET CASH PROVIDED
                                                      BY FINANCING ACTIVITIES             3,809              249         3,155,342
                                                                                ---------------  ---------------   ---------------

                                                  INCREASE (DECREASE) IN CASH
                                                         AND CASH EQUIVALENTS            82,820           10,488            85,868

Cash and cash equivalents at beginning of period                                          3,048            1,800                 0
                                                                                ---------------  ---------------   ---------------

                                                      CASH & CASH EQUIVALENTS
                                                             AT END OF PERIOD   $        85,868  $        12,288   $        85,868
                                                                                ===============  ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
   Interest                                                                     $         2,490  $         1,078   $       126,981
   Income taxes                                                                             245              160             1,310

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of 5,450,000 shares upon reorganization                             $             0  $             0   $         5,450


                                W-WAVES USA, INC.
                          (A Development Stage Company)


              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003


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

Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31,2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Revenue Recognition
The Company recognizes revenue equal to the cash to be received from the assembly and repair of acoustic systems when the buyer has made an unconditional commitment to pay and the earnings process has been completed by the finalization of a transaction.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Inventories
Inventories consist of acoustic systems and are stated at the lower of cost (first-in first-out basis) or market.

Comprehensive Income
Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders' deficit as of September 30, 2003.

Income Taxes
Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. SFAS No.109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

Basic and Diluted Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options and stock warrants. At September 30, 2003, 11,179,152 warrants are outstanding. They have not been included in the basic or diluted calculation as the effect is antidilutive.

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

Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of". SFAS No.121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

                                W-WAVES USA, INC.
                          (A Development Stage Company)


        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2003



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

Rent Expense
Rent expense was $12,053 and $21,168 for the nine months ended September 30, 2003 and 2002 respectively.

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

         Negotiations are going on with some potential investors for an injection of cash into the Company, giving it the means for the commercialization of its innovation sound enhancement technologies. The terms and conditions of this Secondary Placement are not yet finalized. It should only be a matter of some weeks. If management does not succeed in that placement, then the company will be on the verge of having to close its operations.

         The only target of the management for the coming two quarters is to complete the marketing phase if and when fresh cash injection is invested in the Company. On the same level Radison should be funded to undertake a new competitive action for loudspeakers on the Canadian market. Otherwise its acquisition would have been a strategic mistake in our development.

RESULT OF OPERATIONS

         The Company had a net loss of $328,804 for the nine-month period ended September 30, 2003.

         Total operating expenses in the amount of $330,472 include amortization and $211,578 for general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Total current assets, as at September 30, 2003 was $126,364.
It has to be pointed out the company has not much cash and the entrance of new shareholders is absolutely vital.

Item 3.  Controls and Procedures.

         (a) On September 30, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flow for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

         (b) There have been no significant changes in our controls or in other factors that could significantly affect these controls since the last evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.


         There were various pending legal proceedings involving one or other of the company's subsidiaries disclosed in previous reports.

For all these proceedings the Company did not build up any kind of reserve provision due to these actions as no counter claims were foreseen, outside of legal and lawyers' fees. Fortunately, management's position was right. In fact, they are now closed and the Company did not encounter significant costs.

This being over, and as already pointed out earlier, the Board of Directors will now take actively all necessary measures to proceed against anybody, individual or corporation, which may have committed wrongdoing in the past 4 years with the Company or with one of its subsidiaries.

1. The Management has decided to take legal action against the former Radison owner, as he was not fulfilling, in appropriate manner, his obligations of the acquisition contract and his working contract.

2. A seizure from the banking institution that financed Radison had been obtained on receivables and inventories of Radison. However, the former owner of Radison had given a pledge for this credit line. We intend to settle this point during the next quarter. The Company may let the bank proceed against the former owner's pledge, and then our liability would be to him.

3. We also probably will start to proceed against a former White Wolf sub-contractor in order to get compensation for wrongdoing during previous months.

         From these actions, we are expecting not so much fresh cash but at least a significant write-off in our liabilities.

Item 5.           Other Information

New Directors were named during the last Board of Directors meeting held on October 30, 2003. The new Directors are M. Andre Lachapelle, Thierry van de Werve de Vorsselaer and Me Christian Lillelund. It has to be mentioned the last two nominations will become effective only on December 1, 2003.

During the same board meeting, M. Armando Ferrucci presented his resignation for personal reasons. The board accepted such resignation.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits
             Exhibit 31.1
                      Certification of the Chief Executive Officer and Chief Financial Officer of W-Waves USA, Inc. pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 31.2
                      Certification of the Secretary of W-Waves USA, Inc. pursuant to Section 302 of the Sarbanes-
                      Oxley Act of 2002.

             Exhibit 32.1
                      Certification of the Chief Executive Officer and Chief Financial Officer of W-Waves USA, Inc.
                      pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)  Reports on Form 8-K: None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    W-WAVES USA, INC.


Dated:   November 18, 2003           By:/s/ Jean Luc Amez
      -----------------------           ---------------------------------
                                     Jean-Luc Amez, President, CEO, and Director


Dated:   November 18, 2003           By: /s/ Andre Lachapelle
      -----------------------           ---------------------------------
                                     Andre Lachapelle, Secretary and Director


Dated:   November 18, 2003           By: /s/ Guy Courcelle
      -----------------------           ---------------------------------
                                     Guy Courcelle, Director

EXHIBIT 31.1                                          CEO and CFO CERTIFICATION

I, Jean-Luc Amez, CEO, CFO, President and Director, certify that:

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

Date:  November 18, 2003

/s/ Jean Luc Amez
Jean-Luc Amez
CEO, CFO, President and Director

EXHIBIT 31.2                                           SECRETARY CERTIFICATION

I, Andre Lachapelle, Secretary and Director, certify that:

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

Date: November 18, 2003

/s/ Andre Lachapelle
Andre Lachapelle
Secretary and Director

Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report on Form 10QSB of W-Waves USA, Inc. (the "Company") for the quarter and nine months ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Jean-Luc Amez, CEO, CFO, President and Director of W-Waves USA, Inc. certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 18, 2003
       -----------------------------------


/s/  Jean Luc Amez
Jean-Luc Amez,
CEO, CFO, President and Director