Form 10KSB
period 2003-12-31
W WAVES USA INC
filed 2004-07-23
CIK 860401

SECURITIES AND EXCHANGE 1COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 33-55254-01

W-WAVES USA, INC.

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0467339 (I.R.S. Employer Identification Number)

1530-9th Ave S.E.

Calgary, Alberta Canada

Telephone: (403) 693-8000

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None

 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ____X__No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year:

$1,668

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$103,998.73 as of June 7, 2004

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

16,620,276 as of June 7, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)

Business Development

W-WAVES USA, Inc. (Nevada), (formerly Arrow Management, Inc.,) (the “Company”) was incorporated under the laws of the State of Nevada on January 14, 1988.

As a result of a merger of November 19, 1999, the Company became the owner of certain audio technology developed by W-Waves USA, Inc. (Delaware).  As of September 2003 all operations in the Company and its subsidiaries ceased due to a lack of available capital to continue operations.  The Company intends to divest itself of all subsidiaries and to pursue other business acquisitions.

Presently the structure of the Company and its subsidiaries is as follows:

W-WAVES USA, INC.

(Incorporated in Nevada)

owns 100% of

W-WAVES USA, INC.

(Incorporated in Delaware)

which owns 100% of

and also owns 100 % of

WHITE WOLF AUDIO VIDEO

XD-LAB R&D INC.

ELECTRONIC SYSTEMS INC.

owns 100% of

RADISON ACOUSTIQUE LTEE

W-WAVES USA, Inc. (Nevada) is a holding company.  W-Waves USA, Inc. (Delaware) and XD-LAB R&D Inc. (Canada) hold title to certain intellectual property assets such as patent, license, trademark and commercialisation rights.  The Company operated primarily through two wholly owned subsidiaries of W-Waves USA Inc. (Delaware): White Wolf Audio Video Electronics Systems (W-Waves) Inc. (“White Wolf”) and Radison Acoustique Ltee, (“Radison”) itself a subsidiary of White Wolf.

The Company presently has no available funds and is seeking financing to allow for a re-structure of the Company and the pursuit of other business acquisitions.

 (b) Business of Issuer

Current Operations

The Company has not had any operations since September 2003.  The Company’s plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an public reporting corporation.  The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.  The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky.  Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.  Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors.  Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering.  The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s or 10-KSB’s, agreements and related reports and documents.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.  Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company who will search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The officers of the Company will rely primarily upon their own efforts in accomplishing the business purposes of the Company.  The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

            The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

            In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company.   In addition, the Company's directors

may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

 It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

 While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

 As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

 With respect to any merger or acquisition,  negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

 The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

  As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

 The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

Competition

 The Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Amount of time spent during each of the last two fiscal years on research and development activities and if applicable the extent to which the cost of such activities are borne by customers

The Company did not conduct any research and development activities during 2003.  During fiscal 2003 the Company received R&D proceeds from the Government of Quebec in the amount of $61,114 for R&D conducted in prior years.  The amounts expended for R&D were expended by the  Company’s wholly owned subsidiary, White Wolf Audio and Video Electronic Systems Inc.  The Company expended a total of approximately $45,000.00 in R&D for 2002 including the R&D grant from the Government of Quebec.

 Since the Company ceased its operations in

September, 2003, it does not expect to expend any sums on research and development during the next twelve (12) months.

Employees

As of June 30, 2004, the Company and its subsidiaries had no employees.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company and its subsidiaries do not own any plants or properties or any real estate.  The Company does not lease any property.  The Company’s wholly owned subsidiary White Wolf leases office space in Quebec, Canada for about $2,858 per month.  The lease expires in May 2006.  Future lease payments are as follows:

Year ending December 31, 2004

$34,296

Year ending December 31, 2005

$34,296

Year ending December 31, 2006

$14,290

$82,882

Due to a lack of operations, the Company hopes to cancel this lease.

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year 2002, the Commission des Normes du Travail (Quebec Labour Commission) commenced proceedings against White Wolf for unpaid salaries and benefits alleged to be owed to Martin Pineau, its former researcher in the amount of $5,285.76 CDN.  The trial was held on January 29, 2003 and the court ruled in favor of White Wolf.

During the fiscal year 2002, the Commission des Normes du Travail (Quebec Labour Commission) commenced proceedings against Radison Acoustique Ltee. for unpaid salaries and benefits alleged to be owed to Simon Roy.  The parties reached an out of court settlement in June 2003 for $3,000CDN to be paid to Mr. Roy.

The Company’s wholly owned subsidiary, White Wolf Audio Video Electronics Systems Inc., was served with a Statement of Claim from Simon Roy seeking  $135,000CDN plus 7% interest and additional indemnity for monies owing to him from January 1, 2000, plus 50,000 shares of W-Waves USA, Inc. and legal costs.  The Company filed a defense in this action claiming that Mr. Roy received a cash amount as full and complete payment of Mr. Roy’s claims.   In July 2004, the parties reached a settlement of this dispute.  The settlement requires that White Wolf assign all of its trademarks and patents relating to certain loudspeaker technology to Mr. Roy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "WAVSA".  On May 6, 2004 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its annual report for the period ended December 31, 2003.  The Company hopes that its stock will re-commence being quoted on the OTC/BB following the filing of the Form 10-KSB and its Form 10-QSB for the period ended March 31, 2004.  Following is a report of high and low bid prices for the last two fiscal years.

Year 2003	High	Low
4th Quarter ended 12/31/03	0.05	0.02
3rd Quarter ended 9/30/03	0.045	0.03
2nd Quarter ended 6/30/03	0.06	0.03
1st Quarter ended 3/31/03	0.06	0.03

Year 2002	High	Low
4th Quarter ended 12/31/02	0.06	0.03
3rd Quarter ended 9/30/02	0.05	0.015
2nd Quarter ended 6/30/02	0.07	0.07
1st Quarter ended 3/31/02	0.12	0.07

The information as provided above was provided by

MicrocapTrade, Inc. The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of July 16, 2004, there were 6 market makers in the Company’s stock. The last available reported trade by the Pink Sheets prior to the filing of this report was June 30, 2004 at $0.01 per share.  As of June 7, 2004, there were 479 record holders of the Company’s Class A common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Not Applicable

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

At present, the Company has no operations and the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.

The Company has no finances with which to fund any ongoing operations.  Presently the Company is relying  on loans from existing shareholders in order to meet its expenses.  In order to identify merger or acquisition candidates the Company will need to raise additional capital which is anticipated to be $100,000.  The Company will be attempting to raise these funds by either debt or equity financings.  There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

The Company anticipates it will require approximately $100,000 over the next twelve months to fund operations which will include the divestiture of its subsidiaries and identifying and closing a viable business opportunity or merger candidate for the Company.  The Company will require additional funds over the next three years should it be successful in achieving its goals of finding a new acquisition.  The amount and timing of additional funds required can not be

definitively stated as at the date of this report and will be dependent on a variety of factors.   The Company is not dedicating any further funding to its subsidiaries. Funds provided during the last fiscal year have been raised through loans from related parties.  The Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.   As noted above, the Company is actively pursuing the divestiture of its subsidiaries.

The Company has no operations and no commitments for capital expenditures as of the date of this report.  It does not intend to undertake any further research and development over the next twelve (12) months, nor does it expect to purchase any plants or equipment or have any significant changes in the number of employees.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

W-WAVES USA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

INDEX TO FINANCIAL STATEMENTS

W-WAVES USA, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Page

Report of Independent Certified Public Accountants	F-2

Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders’ Deficit	F-5 to F-6

Consolidated Statements of Cash Flows	F-7 to F-8

Notes to Financial Statements	F-9 to F-14

#

Smith & Company

A Professional Corporation of Certified Public Accountants

INDEPENDENT AUDITORS’ REPORT

Officers and Directors

W-WAVES USA, INC.

Calgary, Alberta Canada

We have audited the accompanying consolidated balance sheet of W-WAVES USA, INC. (a Nevada development stage company) AND SUBSIDIARIES as of December 31, 2003 and the related consolidated  statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2003, and for the period of March 19, 1999 (date of inception) to December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W-WAVES USA, INC. (a development stage company) AND SUBSIDIARIES as of December 31, 2003 and the results of its operations, changes in stockholders’ deficit, and its cash flows for the years ended December 31, 2003 and 2002, and for the period of March 19, 1999 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the Company has cash flow constraints,  and an accumulated deficit, and has suffered losses from operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smith & Company

Certified Public Accountants

Salt Lake City, Utah

May 15, 2004

4764 South 900 East, Suite 1, Salt Lake City, Utah 84117-4977

Telephone: (801) 281-4700  Facsimile: (801) 281-4701

E-mail: smithcocpa@earthlink.net

Members: American Institute of Certified Public Accountants – Utah Association of Certified Public Accountants

W-WAVES USA, INC. AND SUBSIDIARIES

 (A Development Stage Company)

Consolidated Balance Sheet

December 31, 2003

CURRENT ASSETS
Cash	$-
Accounts Receivable, net	-
Sales tax receivable	2,116
R&D tax credit receivable	-
Inventory	-
Total Current Assets	2,116

CAPITAL ASSETS	-

INTANGIBLE ASSETS
Trademarks, patents	-
TOTAL ASSETS	$2,116

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$426,812
Payable – related parties (Note 7)	525,026
Income taxes payable	497
Bank loan (Note 5)	16,031
Bank overdraft	172
Note payable – Acquisition (Note 6)	90,030
Note payable – related parties (Note 7)	146,682

TOTAL CURRENT LIABILITIES	1,205,250

STOCKHOLDERS’ DEFICIT
Common Stock (Note 8) $0.001 par value, authorized 50,000,000 shares Issued and outstanding 16,620,276 shares	16,621
Additional paid-in capital	3,000,762
Accumulated deficit	(4,220,517)
(1,203,134)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$2,116

The accompanying notes are an integral part of these consolidated financial statements.

W-WAVES USA, INC. AND SUBSIDIARIES

 (A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2003	YEAR ENDED DECEMBER 31, 2002	FROM INCEPTION (MARCH 19, 1999) TO DECEMBER 31, 2003

Revenue	$1,668	$282	$109,148
Cost of sales	0	0	81,843

GROSS PROFIT	1,668	282	27,305

OPERATING EXPENSES
Salaries and consulting	105,778	44,696	2,273,286
Interest expense	34,866	8,919	260,187
General and administrative	197,513	82,110	1,490,213
	338,157	135,725	4,023,686

LOSS FROM OPERATIONS	(336,489)	(135,443)	(3,996,381)

GAIN (LOSS) ON DISPOSAL OF ASSETS	(142,858)	(36,151)	(224,136)
NET LOSS	$(479,347)	$(171,594)	$(4,220,517)
BASIC AND DILUTED LOSS PER SHARE Net loss per weighted average share	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	16,620,276	16,603,284

The accompanying notes are an integral part of these consolidated financial statements.

W-WAVES USA, INC. AND SUBSIDIARIES

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2003

	Common Stock				Accumulated Deficit	Total
	Shares	Amount	Additional Paid in Capital	Treasury Stock
Balance at March 19, 1999	0	$0	$0	$0	$0	$0
Disposition of Subsidiary	0	0	0	(2,885)	0	(2,885)
Acquisition of Arrow Management, Inc.	5,580,700	5,581	0	0	0	5,581
Issuance of treasury stock upon reorganization	0	0	0	2,885	0	2,885
Issuance of 5,450,000 shares upon reorganization	5,450,000	5,450	0	0	0	5,450
Net Loss	0	0	0	0	(897,986)	(897,986)
BALANCE 12/31/99	11,030,700	11,031	0	0	(897,986)	(886,955)
Additional paid-in capital	0	0	1,050,000	0	0	1,050,000
Net loss	0	0	0	0	(1,723,395)	(1,723,395)
Balance at December 31, 2000	11,030,700	11,031	1,050,000	0	(2,621,381)	(1,560,350)
Issuance of restricted shares at $0.35 for debt	5,569,505	5,570	1,943,757	0	0	1,949,327
Net loss	0	0	0	0	(948,195)	(948,195)
Balance at December 31, 2001	16,600,205	16,601	2,993,757	0	(3,569,576)	(559,218)
Issuance of restricted shares at $0.35 for debt	20,071	20	7,005	0	0	7,025
Net loss	0	0	0	0	(171,594)	(171,594)

Balance at December 31, 2002	16,620,276	16,621	3,000,762	0	(3,741,170)	(723,787)
Net Loss	0	0	0	0	(479,347)	(479,347)
Balance at December 31, 2003	16,620,276	$16,621	$3,000,762	$0	$(4,220,517)	$(1,203,134)

The accompanying notes are an integral part of these consolidated financial statements.

W-WAVES USA, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flow

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2003
	December 31, 2003	December 31, 2002
OPERATING ACTIVITIES
Net loss	$(479,346)	$(171,594)	$(4,220,516)
Adjustment to reconcile net loss to net cash used by operating activities
Loss on write down of assets	142,858	36,151	224,136
Depreciation and amortization	14,874	19,681	242,744
	(321,614)	(115,762)	(3,753,636)
Changes in assets and liabilities:
Accounts receivable	1,611	195	0
Sales tax receivable	1,662	24,906	(2,116)
R&D tax credit receivable	61,114	(61,114)	0
Inventory	19,197	(404)	0
Intangible and other assets	(14,306)	(29,083)	(125,903)
Accounts payable and accruals	59,311	175,573	864,539
Prepaid expenses	0	6,808	0
Payables-related parties	94,320	0	94,230
Income taxes	69	(207)	497

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(98,636)	912	(2,922,299)

FINANCING ACTIVITIES
Cash of subsidiary	0	0	1,152
Additional paid in capital	0	0	1,050,000
Note payable acquisition	0	0	90,030
Note payable-related corporations	102,069	0	2,096,389
Bank loan	0	336	16,031
Bank overdraft	172	0	172
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$102,241	$336	$3,253,774

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	(6,653)	0	(221,994)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(6,653)	0	(331,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,048)	1,248	0
Cash and cash equivalents at beginning of year	3,048	1,800	0

CASH & CASH EQUIVALENTS AT END OF YEAR	$0	$3,048	$0

The accompanying notes are an integral part of these consolidated financial statements.

W-WAVES USA, INC. AND SUBSIDIARIES

 (A Development Stage Company)

Consolidated Statements of Cash Flow(Continued)

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	December 31, 2003	December 31, 2002
Cash paid during the period for:
Interest	$675	$1,471	$125,166
Income taxes	428	207	1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 5,450,000 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	0	7,025	1,956,352

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

1.  ORGANIZATION AND BUSINESS ACTIVITIES

Arrow Management,  Inc. (Arrow) was incorporated  under the laws of the State of Nevada on January 14, 1988. On September 30, 1993, Arrow issued 5,250,700 shares of its common stock to acquire 99.45% of the outstanding  stock of Panorama,  an affiliated   company.    The   transaction   was   accounted   for  under   the pooling-of-interests  method of accounting,  thus, the financial statements were restated as if the Companies had been consolidated for all periods presented. In December  1996,  Arrow  cancelled  350,000  shares of its  common  stock held for issuance to a shareholder of Panorama. As a result of this transaction,  Arrow's ownership of Panorama  was reduced from 99.45% to 90.73%.  On November 19, 1999, Arrow  exchanged its interest in Panorama for 3,094,700  shares held as treasury stock.  At   approximately   the  same  time,  Arrow  entered  into  a  plan  of reorganization  with W-Waves USA,  Inc.  (W-Waves) (a Delaware  corporation)  to issue  the  3,094,700  shares of  treasury  stock  and an  additional  5,450,000 previously  un-issued shares to acquire 100% of the outstanding stock of W-Waves.

The transaction was accounted for as a reverse acquisition. On October 21, 1999, Arrow filed a Certificate of Name Change with the State of Nevada  changing its name to W-Waves USA, Inc. (the Company). As of

 September 2003, the Company and its subsidiaries ceased operations relating to the marketing of it’s technologies and products in the audio industry.  The Company has determined to see other business opportunities for merger and/or acquisition and to divest itself of its subsidiaries.

The Company will pursue interests in various other business opportunities that, in the opinion of management,  may  provide  a  profit  to  the Company.  Additional external financing or other capital may be required to proceed with any business plan that may be developed by the Company.

The Company is currently in the development stage due to a lack of operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, W-Waves USA Inc., (Delaware), White Wolf  Audio  Video  Electronics  Systems  Inc., Radison  Acoustique  Ltée and X-D LAB R&D Inc. All significant intercompany transactions and balances have been eliminated.

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

Comprehensive Income

Since 1999, the  Company  adopted  Statement  of  Financial  Accounting  Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002 and 2001

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes  are computed  using the asset  and liability  method. Under this method, deferred income  tax  assets  and  liabilities  are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  Statement  of  Financial  Accounting  Standards  No.109,  requires recording a  valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by  the weighted average number of shares outstanding during  the  period.  Diluted  net  income  (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At December 31, 2003, 11,179,152 warrants are outstanding.  They have not been included in basic or diluted calculations as the effect is antidilutive.

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising  in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the periods ended December 31, 2003 and December 31, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

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

Goodwill

Goodwill  resulting  from  acquisition  of subsidiaries was  being  amortized on straight-line basis over the estimated life of the benefit of five years.  During 2003, all of the assets of the subsidiaries were written off to a nominal value of $1.00. During 2002, goodwill of $11,838 was recorded as goodwill impairment and charged to operations.

New Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

None of the above new pronouncements have current application to the Company, but may be applicable to the Company’s future financial reporting.

3.  CAPITAL ASSETS

2003

2002

Office equipment

$

-

$

  4,157

Laboratory equipment

-

77,308

Furniture & equipment

-

  7,500

-

88,965

Less:

Accumulated amortization

-

39,513

$

-

$

49,452

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

Depreciation expense for the year ended December 31, 2003 was $14,874 and for 2002 it was $13,305.

4.  TRADEMARKS, PATENTS

          2003

2002

Trademarks

$

-

$

 5,074

Patents

-

89,759

94,833

Less:

Accumulated

-

Amortization

-

 7,512

$

-

$

87,321

Amortization expense for the year ended December 31, 2003 was nil and for 2002 it was $3,998.  During 2003, the Company decided to not pursue the further development of trademarks and patents with a net book value of $87,321.  The $87,321 was charged to loss on disposal of assets.

5.  BANK LOAN

At December 31, 2003, bank loan  consisted of the following:

Payable to bank at 6.5%

$

16,031

This line of credit is secured by receivables and inventory of Radison and is due on demand.

6.  NOTE PAYABLE-ACQUISITION

On November 1, 1999, 100% of the common stock of Radison Acoustique Ltee was acquired by White Wolf Audio Video Electronics Systems, Inc. (a wholly-owned subsidiary of the Company) for the purchase price of $181,719. As of December 31, 2003, the outstanding balance on the transaction was $

90,030.

7.  NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2003, advances totaling $146,682 made to the Company by related parties are outstanding. Such advances include imputed interest at 6% per annum and are due upon demand.

Also at December 31, 2003, the Company owes $525,026

 to various related parties for accounts payable and accrued expenses, incurred in the normal course of operations.

8.  COMMON STOCK

The Company is authorized to issue 50,000,000 shares of $.001 par value common stock.  As of December 31, 2003 and 2002, the Company has 16,620,276 and 16,620,276 shares of common stock outstanding, respectively.

During 2002, the Company issued 20,071 shares of restricted stock at $.35 per share to cancel debt of $7,025.

The Company has 11,179,152 warrants outstanding at December 31, 2003.  The warrants are convertible into shares of the Company’s common stock at $.60 per share.  11,139,010 of the warrants expire in December 2005, and 40,142 of the warrants expire in December 2006.  The Company’s stock price was $.35 on the date the warrants were issued.

On March 31, 2000, W-Waves USA Inc. received additional paid-in capital in the amount of $1,050,000 in connection with 3,000,000 shares issued in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

9.  INCOME TAXES

The components of the provision for income taxes at December 31, 2003 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the consolidated income tax provision for the Company and its U.S. subsidiary to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

(45,000)

Change in valuation

 allowance

45,000

Effective tax

$

0

Deferred tax assets(liabilities) consisted of the following at December 31, 2003.

Deferred tax assets

Net operating loss

carryforwards

$

1,317,000

Deferred tax liability

0

1,317,000

Valuation allowance

(1,317,000)

$

0

At December 31, 2003, the Company has net operating loss (NOL) carryforwards totaling approximately $3,873,000. The carryforwards begin to expire in fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2003 was $45,000 and $273,000 for the year ended December 31, 2002.

10.  COMMITMENTS

White Wolf leases office space in Quebec, Canada for about $2,858 per month.  The lease expires in May 2006.  Future expected lease payments are as follows:

Year ending December 31, 2004

$34,296

Year ending December 31, 2005

$34,296

Year ending December 31, 2006

$14,290

$82,882

Due to a lack of operations, the Company hopes to cancel this lease.

Rent expense was $21,844 in 2003 and $28,613 in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003 and 2002

11.  LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2003 and 2002:

2003

2002

Net loss available to

common stockholders

$

(479,347)

$

(171,594)

Weighted average shares:

Outstanding all year

16,620,276

16,600,205

Outstanding 15.3% of year

-

3,079

16,620,276

16,603,284

Basic income (loss) per share

(based on weighted

average shares)

$                   (.03)

$

(.01)

12. CONTINGENCIES

During 2003, the former owner of Radison continued proceedings in the  amount of $108,860 against the Company for damages allegedly incurred during the carrying out of a purchase contract. The claim consists of a balance due of $90,030 as per the contract and a balance of advance payable of $18,830 as of December 31, 2003. These two amounts are already recorded as payables in the financial statements as of December 31, 2003.

13. GOING-CONCERN

As of December 31, 2003, the Company has an accumulated deficit of $4,220,517 and its current liabilities  exceeded its current assets by $1,203,134.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

14.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2003.  Research and development expenses were $45,000 for the year ended 2002and are included as salaries and consulting on the statements of operations.

15.  RELATED PARTY TRANSACTIONS

During 2003, $28,168 was paid or accrued to related parties for interest and professional fees. ($28,722 in 2002).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Michel Bourbonnais Roger Boileau	52 52	President and Director Secretary and Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in the Company’s bylaws to be held on January 20th, every year.  Due to the lack of operations, the Company has not yet held its shareholders meeting but expects to do so during the last two quarters of this year. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

On December 22, 2003, Mr. Michel Bourbonnais and Mr. Boileau became the only members of the Board of Directors and the only officers of the Company.  Mr. Roger Boileau was a member of the Board of Directors and Secretary of the Company prior to December 22, 2003.

MICHEL BOURBONNAIS, Mr. Bourbonnais has been a member of the Board of Directors since August 5, 2002 and was appointed the President of the Company on December 22, 2003.

From May 1973 to December, 1999  Mr. Bourbonnais was employed by the National Archives of Canada.  His last position with National Archives of Canada was Chief, Conservation and Custody, Magnetic Media.  From December 1999 to May 2002, Mr. Bourbonnais was retired.  From May 2002, Mr. Bourbonnais formed his own consulting company Seetel Management Group Inc. to provide technical expertise to various companies by way of providing research for new technologies and marketing and business plans.

ROGER BOILEAU, Mr. Boileau became a member of the Board of Directors and Secretary of the Company on  December 22, 2003.  He is also a director and Secretary of W-Waves USA, Inc., White Wolf Audio Video Electronic Systems Inc., XD-Lab R&D Inc., and Radison Acoustique Ltee.  Mr. Boileau has been employed by Abitibi Consolidated Inc. as financial controller of the woodland and sawmill sector from January 2004 to present.   From March 2003 to January 2004 he was employed by Bowater, Inc., in the capacity of financial advisor.  From January 2001 to March 2003 he was a self-employed financial consultant.  From January 1999 to January 2001, he was the manager of operations for Bear Bay Management Caribbean Inc. (Barbados).

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Michel Bourbonnais	President and Member of the Board of Directors	1	N/A	N/A
Roger Boileau	Secretary and Member of the Board of Directors	1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company has targeted the third quarter of fiscal year 2004 to review and finalize the adoption of a code of ethics.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2004.

AUDIT COMMITTEE

The Board of Directors presently does not have an audit committee.  The Board of Directors performs the same functions as an audit committee.  Since there are no independent members of the Board it is not feasible at this time to have an audit committee.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2003.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Michel Bourbonnais, President	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor Lacroix, President	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor Lacroix, President	2002	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor Lacroix, President	2001	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors to date.

OPTIONS

STOCK OPTION AND STOCK AWARD PLANS

The Company presently has no stock option or stock award plans.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of June 15, 2004, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Michel Bourbonnais, director of W-Waves USA Inc.,	-0-	-0-
Class A Common	Roger Boileau, Secretary and director of W-Waves USA, Inc.	-0-	-0-
Class A Common	All Officers and Directors as a group	Class A Common shares	0%

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Armando Ferrucci, Dolphin Investments Corporation The Law Building P.O. Box 687, Anquilla, BWI	15,761,209 Class A common shares indirectly(2)	60.2%
Class A Common	Capital CVS LTEE 17 Rue Des Camelias Blainville, Quebec, Canada (3)	1,600,000 Class A common shares held directly	9.6%

(1)Based on 16,620,276 shares of Class A common stock outstanding.

(2) Includes (a) 1,570,469 shares and 1,840,938 warrants held by Bear Bay Management (Caribbean) Inc. and 800,000 shares are held by Bear Bay Europe (Luxembourg) S.A.; both companies are controlled by Bear Bay Holding Canada Inc. which is owned by Armando Ferrucci; and (b) 3,849,934 shares and 7,699,868 warrants held by Dolphin Financial Services, a company over which Mr. Ferrucci holds a power of attorney.  The warrants are exercisable at $0.60 per share and expire on December 3, 2005.

(3) The beneficial owners of Capital CVS LTEE are Robert Verronneau, Gilles Charest and Martin Pinou

CHANGES OF CONTROL

Not Applicable

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended  December 31, 2003 the Company received $94,320 from Bear Bay Management (Caribbean) Inc. by way of advances.  These amounts are unsecured, bear no interest and have no fixed terms of repayment.  Bear Bay Management (Caribbean) Inc. is a shareholder of the Company.

During the fiscal year ended December 31, 2003 the Company received loans in the amount of $102,069 from Armando Ferrucci.  The loans bear interest at 6% per annum and are payable on demand. Mr. Ferrucci is the largest shareholder of the Company.

During the fiscal year ended December 31, 2002 the Company received loans in the amount of $31,698 from Vision Management Services Ltd., a company of which Armando Ferrucci was the President.  The loans bear interest at

6% per annum and are payable on demand.

During the fiscal year ended December 31, 2002, the Company accrued the amount of $430,706 to Bear Bay Holding Canada, a company controlled by Armando Ferrucci.  The amounts represent cash advances and fees for services provided to the Company and its subsidiaries.  These amounts are unsecured and have no fixed terms of repayment.

 ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

31.1	Section 302 Certification- Chief Executive Officer	Filed herewith

31.2	Section 302 Certification- Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2003 and December 31, 2002:

Services	2003	2002
Audit fees	$13,000	$11,500
Audit related fees	$5,750	$3,475
Tax fees	-0-	$700
Total fees	$18,750	$15,675

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W-WAVES USA, INC.

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title: President. Principal Executive, Financial and Accounting Officer
Date: July 23, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title: President. Principal Executive, Financial and Accounting Officer
Date: July 23, 2004

By: /s/ Roger Boileau
Name: Roger Boileau
Title: Secretary and Member of the Board of Directors
Date: July 23, 2004