Form 10QSB
period 2004-03-31
W WAVES USA INC
filed 2004-09-01
CIK 860401

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2004

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 000-18272

CHINA TITANIUM & CHEMICAL CORP.

 (Exact name of small business issuer as specified in its charter)

NEVADA	87-0467339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1530-9th Ave S.E.

Calgary, Alberta Canada

(Address of principal executive offices)

Telephone: (403) 693-8000

(Issuer’s telephone number)

W-WAVES USA, INC.

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes

No

X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

388,209 shares of Class A common stock, $0.001 par value, as of August 31, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F1

Consolidated Statements of Operations	F2

Consolidated Statements of Cash Flows	F3 to F4

Consolidated Statements of Stockholders’ Deficit	F5 to F6

Notes to Unaudited Consolidated Financial Statements	F7 to F11

1

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Balance Sheet

Unaudited

March 31, 2004

CURRENT ASSETS
Cash	$-
Accounts Receivable, net	-
Sales tax receivable	2,116
R&D tax credit receivable	-
Inventory	-
Total Current Assets	2,116

CAPITAL ASSETS	-

INTANGIBLE ASSETS
Trademarks, patents	-
TOTAL ASSETS	$2,116

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$446,812
Payable – related parties (Note 4)	525,026
Income taxes payable	497
Bank loan	16,031
Bank overdraft	172
Note payable – Acquisition	90,030
Note payable – related parties (Note 4)	146,682

TOTAL CURRENT LIABILITIES	1,225,250

STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, authorized 50,000,000 shares Issued and outstanding 16,620,276 shares	16,621
Additional paid-in capital	3,000,762
Accumulated deficit	(4,240,517)
(1,223,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,116

The accompanying notes are an integral part of these consolidated financial statements

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

	Three Months ENDED March 31, 2004	Three Months ENDED March 31, 2003	From Inception to March 31, 2004

Revenue	$0	$1,618	109,148
Cost of sales	0	0	81,843

GROSS PROFIT	0	1,618	27,305

OPERATING EXPENSES
Salaries and consulting	0	26,242	2,273,286
Interest expense	0	17,614	260,187
General and administrative	20,000	102,658	1,510,213
	20,000	146,514	4,043,686

LOSS FROM OPERATIONS	(20,000)	(144,896)	(4,016,381)

GAIN (LOSS) ON DISPOSAL OF ASSETS	0	0	(224,136)
NET LOSS	$(20,000)	$(144,896)	(4,240,517)
BASIC AND DILUTED LOSS PER SHARE Net loss per weighted average share	$(0.001)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	16,620,276	16,620,276

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flow

Unaudited

	Three Months Ended
	March 31, 2004	March 31, 2003	From Inception to March 31, 2004
OPERATING ACTIVITIES
Net loss	$(20,000)	$(144,896)	(4,240,517)
Adjustment to reconcile net loss to net cash used by operating activities
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	3,481	242,745
	(20,000)	(141,415)	(3,773,636)
Changes in assets and liabilities:
Accounts receivable	0	(269)	0
Sales tax receivable	0	413	(2,116)
R&D tax credit receivable	0	61,114	0
Inventory	0	(1,085)	0
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	20,000	0	884,629
Prepaid expenses	0	0	0
Payables-related parties	0	90,554	94,230
Income taxes	0	(320)	497
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$0	8,992	(2,922,299)

FINANCING ACTIVITIES
Cash of subsidiary	0	0	1,152
Additional paid in capital	0	0	1,050,000
Note payable acquisition	0	0	90,030
Note payable-related corporations	0	1,500	2,096,389
Bank loan	0	908	16,031
Bank overdraft	0	0	172
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$0	$2,408	3,253,774

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
Patents	0	(4,433)	0

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	(4,433)	(331,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	6,967	0
Cash and cash equivalents at beginning of period	0	3,048	0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$0	$10,015	0

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Cash Flow (Continued)

(Unaudited)

	Three Months Ended
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	March 31, 2004	March 31, 2003	From Inception to March 31, 2004
Cash paid during the period for:
Interest	$0	$482	124,973
Income taxes	0	320	1,385

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 5,450,000 shares upon reorganization	$0	$0	5,450
Issuance of shares to retire debt	0	0	0

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004

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

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO MARCH 31, 2004

Balance at December 31, 2002	16,620,276	16,621	3,000,762	0	(3,741,170)	(723,787)
Net Loss	0	0	0	0	(479,347)	(479,347)
Balance at December 31, 2003	16,620,276	$16,621	$3,000,762	$0	$(4,220,517)	$(1,203,134)
Net Loss	0	0	0	0	(20,000)	(20,000)
Balance at March 31, 2004	16,620,276	$16,621	$3,000,762	$0	$(4,240,517)	$(1,223,134)

The accompanying notes are an integral part of these consolidated financial statements.

 CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004

Note 1 - Management's Statement

The financial statements included herein have been prepared by China Titanium & Chemical Corp. and Subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2003, unaudited financial statements and the accompanying notes included in the Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – Organization and Business Activities

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, W-Waves USA Inc., (Delaware), White Wolf  Audio  Video  Electronics  Systems  Inc., Radison  Acoustique  Ltée and X-D LAB R&D Inc. All significant intercompany transactions and balances have been eliminated.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2004

Note 3 – Summary of Significant Accounting Policies (continued)

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

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2004

Note 3 – Summary of Significant Accounting Policies (continued)

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising  in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the period ended March 31, 2004.

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

New Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.” FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Three Months Ended March 31, 2004

Note 3 – Summary of Significant Accounting Policies (continued)

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

Note 4 – Note Payable – Related Corporations

At March 31, 2004, advances totalling $146,682 made to the Company by related parties are outstanding. Such advances include interest and are due upon demand.

Also at March 31, 2004, the Company owes $525,026 to various related parties for accounts payable and accrued expenses.

Note 5 – Going-Concern

As of March 31, 2004, the Company has an accumulated deficit of $4,240,517 and its current liabilities exceeded its current assets by $1,223,134.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and  ultimately,  upon  the  Company's attaining  profitable  operations. The  management of the Company  intends  to  seek  additional  funding  which  will be utilized to fund additional product development  and  continue  operations.

The Company is in the process of undertaking a private offering of its common stock to raise working capital.

Note 6 – Subsequent Events

On July 27, 2004, the Company issued a total of 22,200,572 shares to repay the amount of $22,200.57 against certain loans totaling $25,236.93 invoiced to the Company as at July 27, 2004 for operations. This effected a change in control of the Company.

On July 23, 2004, the Board of Directors of W-Waves USA Inc. (the “Corporation”) recommended to the shareholders that it is in the best interests of the Corporation that its capital stock be consolidated at the ratio of one hundred (100) shares of existing shares common stock into one (1) share of common stock and increasing its authorized capital stock from 50 million to 100 million Class A common shares. The Board approved that the record date for consideration of such actions be July 29, 2004 or such later date as the Corporation’s President may deem necessary or prudent.  The Board  also recommended to the shareholders that they approve change of the Corporation’s name to “China Titanium & Chemical Corp.”

On August 6, 2004, the Corporation filed a definitive Information Statement on Schedule 14C with the Securities and Exchange Commission and mailed such Information Statement to its shareholders of record as of July 29, 2004. The Corporation received prior to August 6, 2004, a written consent of shareholders holding a majority of the issued and outstanding shares of the Corporation’s Class A Common Stock approving each of the foregoing actions. The Information Statement stated that the Corporation would not take any corporate action with regards to the approved changes until a period of twenty (20) days from the date of the filing and mailing of the Information Statement expired.

Note 6 – Subsequent Events (continued)

On August 30, 2004, the Corporation filed a Certificate of Amendment with the Nevada Secretary of State effecting the foregoing changes.

The Corporation has applied for a new CUSIP number and ticker symbol as a result of the filing of the aforementioned Certificate of Amendment and expects that changes to both will be effective as of September 3, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, the Company has no operations and the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The Company has no finances with which to fund any ongoing operations.  Presently the Company is relying on loans from existing shareholders in order to meet its expenses. In order to identify merger or acquisition candidates the Company will need to raise additional working capital which is anticipated to be $100,000.  The Company will be attempting to raise these funds by either debt or equity financings.  There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

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

The Company had a net loss of $20,000 for the three-month period ended March 31, 2004 as compared to a net loss of $144,896 as at March 31, 2003. The March 31, 2004 net loss is related to general and administrative expenses as compared to the March 31 2003 net loss which was related to $102,658 for general and administrative expenses, $17,614 for interest expenses and $26,242 for salary & consulting expenses. The decrease in losses is due to the fact that the Company has suspended all operations.

Net current assets, as at March 31, 2004 was $2,116.The Company has no funds with which to carry on operations. As at March 31, 2004 the Company had a negative working of $1,223,134 and stockholders deficit of  $1,223,134. The Company has no working capital to fund operations and has ceased all operations of its wholly owned subsidiaries. The Company will be required to raise funds either by way of loans or equity to continue operations.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

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

ITEM 2.

CHANGES IN SECURITIES

Not Applicable

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

31	Rule 13a – 14(a)/15d-14(a) Certification	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b)

Reports on Form 8-K:  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Date:  August 31, 2004

By:/s/ Michel Bourbonnais_____
Name:  Michel Bourbonnais
Title:  President and Director