Form 10QSB
period 2004-06-30
W WAVES USA INC
filed 2004-09-01
CIK 860401

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2004

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

Yes   X

No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date:

388,209 shares of Class A common stock, $.001 value, as of August 31, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F1

Consolidated Statements of Operations	F2

Consolidated Statements of Cash Flows	F3 to F4

Consolidated Statements of Stockholders’ Deficit	F5 to F6

Notes to Unaudited Consolidated Financial Statements	F7 to F11

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Balance Sheet

Unaudited

June 30, 2004

CURRENT ASSETS
Cash	$-
Accounts Receivable, net	-
Sales tax receivable	2,116
R&D tax credit receivable	-
Inventory	-
Total Current Assets	2,116

CAPITAL ASSETS	-

INTANGIBLE ASSETS
Trademarks, patents	-
TOTAL ASSETS	$2,116

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$442,812
Payable – related parties (Note 4)	552,026
Income taxes payable	497
Bank loan	16,031
Bank overdraft	172
Note payable – Acquisition	90,030
Note payable – related parties (Note 4)	146,682

TOTAL CURRENT LIABILITIES	1,248,250

STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, authorized 50,000,000 shares Issued and outstanding 16,620,276 shares	16,621
Additional paid-in capital	3,000,762
Accumulated deficit	(4,263,517)
(1,246,134)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,116

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (March 19, 1999 to June 30 2004)
	2004	2003	2004	2003
Revenues	$0	$128	$0	$1,746	$109,148
Cost of Sales	0	0	0	0	81,843

GROSS PROFIT	$0	$128	$0	$1,746	$27,305

OPERATING EXPENSES
Salaries and consulting	$0	$33,389	$0	$59,631	$2,273,286
Interest expense	0	14,116	0	31,730	260,187
General and administrative	23,000	101,716	43,000	204,374	1,533,213
	23,000	149,221	43,000	295,735	4,066,686

LOSS FROM OPERATIONS	$(23,000)	$(149,093)	$(43,000)	$(293,989)	$(4,039,381)

GAIN (LOSS) ON DISPOSAL OF ASSETS	$0	$0	$0	$0	$(224,136)
NET LOSS	(23,000)	(149,093)	(43,000)	(293,989)	(4,263,517)
BASIC AND DILUTED LOSS PER SHARE
Net loss per weighted average share	(.001)	(.01)	(.002)	(.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	16,620,276	16,620,276	16,620,276	16,600,276

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flow

Unaudited

Six Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH JUNE 30, 2004
	June 30, 2004	June 30, 2003
OPERATING ACTIVITIES
Net loss	$(43,000)	$(293,989)	$(4,263,517)
Adjustment to reconcile net loss to net cash used by operating activities
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	7,412	242,745
	(43,000)	(286,577)	(3,796,636)
Changes in assets and liabilities:
Accounts receivable	0	(827)	0
Sales tax receivable	0	(303)	(2,116)
R&D tax credit receivable	0	61,114	0
Inventory	0	(2,939)	0
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	43,000	0	880,629
Prepaid expenses	0	0	0
Payables-related parties	0	235,133	121,230
Income taxes	0	(428)	497

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$0	5,173	(2,922,299)

FINANCING ACTIVITIES
Cash of subsidiary	0	0	1,152
Additional paid in capital	0	0	1,050,000
Note payable acquisition	0	0	90,030
Note payable-related corporations	0	1,500	2,096,389
Bank loan	0	2,457	16,031
Bank overdraft	0	0	172
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$0	$3,957	$3,253,774

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
Patents	0	(6,625)	0

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	(6,625)	(331,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	2,505	0
Cash and cash equivalents at beginning of year	0	3,048	0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$0	$5,553	$0

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Cash Flow(Continued)

(Unaudited)

Six Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH June 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	June 30, 2004	June 30, 2003
Cash paid during the period for:
Interest	$0	$662	$125,166
Income taxes	0	428	1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 5,450,000 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	0	0	1,956,352

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004

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

The accompanying notes are an integral part of these consolidated financial statements

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2004

Balance at December 31, 2002	16,620,276	16,621	3,000,762	0	(3,741,170)	(723,787)
Net Loss	0	0	0	0	(479,347)	(479,347)
Balance at December 31, 2003	16,620,276	$16,621	$3,000,762	$0	$(4,220,517)	$(1,203,134)
Net Loss	0	0	0	0	(20,000)	(20,000)
Balance at March 31, 2004	16,620,276	$16,621	$3,000,762	$0	$(4,240,517)	$(1,223,134)
Net Loss	0	0	0	0	(23,000)	(23,000)
Balance at June 30, 2004	16,620,276	$16,621	$3,000,762	$0	$(4,263,517)	$(1,246,134)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly known  as W-Waves USA, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2004

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

For the Six Months Ended June 30, 2004

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

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended June 30, 2004

Note 3 – Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of". SFAS No.121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising  in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the period ended June 30, 2004.

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

For the Six Months Ended June 30, 2004

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

Note 4 – Note Payable – Related Corporations

At June 30, 2004, advances totalling $146,682 made to the Company by related parties are outstanding. Such advances include interest and are due upon demand.

Also at June 30, 2004, the Company owes $552,026 to various related parties for accounts payable and accrued expenses.

Note 5 – Going-Concern

As of June 30, 2004, the Company has an accumulated deficit of $4,263,517 and its current liabilities exceeded its current assets by $1,246,134.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

Note 6 – Subsequent Events

On July 27, 2004, the Company issued a total of 22,200,572 shares to repay the amount of $22,200.57 against certain loans totaling $25,325.90 invoiced to the Company as at July 27, 2004 for operations. This effected a change in control of the Company.

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

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

 (A Development Stage Company)

NOTES TO UNAUDITEDCONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended June 30, 2004

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, the Company has no operations and the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The Company has no finances with which to fund any ongoing operations.  Presently the Company is relying  on loans from existing shareholders in order to meet its expenses.  During the quarter ended June 30, 2004, a related party paid expenses in the amount of $27,000.00 on behalf of the Company.  A portion of this advance was satisfied by issuing 22,200,572 shares of common stock to the entity on July 27, 2004.   In order to identify merger or acquisition candidates the Company will need to raise additional capital which is anticipated to be $100,000.  The Company will be attempting to raise these funds by either debt or equity financings.  There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

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

The Company had a net loss of $43,000 for the six-month period ended June 30, 2004 as compared to a net loss of $293,989 as at June 30, 2003. The June 30, 2004 net loss is related to general and administrative expenses as compared to the June 30, 2003 net loss which was related to $204,374 for general and administrative expenses, $31,730 for interest expenses and $59,631 for salary & consulting expenses. The decrease in losses is due to the fact that the Company has suspended all operations.

Net current assets, as at June 30, 2004 was $2,116.The Company has no funds with which to carry on operations. As at June 30, 2004 the Company had a negative working capital of $1,246,134 and stockholders deficit of  $1,246,134. The Company has no working capital to fund operations and has ceased all operations of its wholly owned subsidiaries. The Company will be required to raise funds either by way of loans or equity to continue operations.

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