Form 10QSB
period 2004-09-30
W WAVES USA INC
filed 2004-11-22
CIK 860401

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2004

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

388,209 shares of Class A common stock, $.001 value, as of October 31, 2004.

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F1

Consolidated Statements of Operations	F2

Consolidated Statements of Cash Flows	F3 to F4

Notes to Unaudited Consolidated Financial Statements	F5 to F8

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Balance Sheet

Unaudited

September 30, 2004

CURRENT ASSETS
Cash	$-
Accounts Receivable, net	-
Sales tax receivable	2,116
R&D tax credit receivable	-
Inventory	-
Total Current Assets	2,116

CAPITAL ASSETS	-

INTANGIBLE ASSETS
Trademarks, patents	-
TOTAL ASSETS	$2,116

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$446,112
Payable – related parties (Note 4)	552,026
Income taxes payable	497
Bank loan	16,031
Bank overdraft	172
Note payable – Acquisition	90,030
Note payable – related parties (Note 4)	146,682
Note payable – third party (BIC)	205,060

TOTAL CURRENT LIABILITIES	1,456,610

STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 388,209 shares	388
Additional paid-in capital	3,039,195
Accumulated deficit	(4,494,077)
(1,454,494)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,116

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (March 19, 1999 to September 30 2004)
	2004	2003	2004	2003
Revenues	$0	$(78)	$0	$1,668	$109,148
Cost of Sales	0	0	0	0	81,843

GROSS PROFIT	$0	$(78)	$0	$1,668	$27,305

OPERATING EXPENSES
Salaries and consulting	$0	$27,000	$0	$86,631	$2,273,286
Interest expense	0	533	0	32,263	260,187
General and administrative	230,560	7,204	273,560	211,578	1,763,773
	230,560	34,737	273,560	330,472	4,297,246

LOSS FROM OPERATIONS	$(230,560)	$(34,815)	$(273,560)	$(328,804)	$(4,269,941)

GAIN (LOSS) ON DISPOSAL OF ASSETS	$0	$0	$0	$0	$(224,136)
NET LOSS	(230,560)	(34,815)	(273,560)	(328,804)	(4,494,077)
BASIC AND DILUTED LOSS PER SHARE
Net loss per weighted average share	(.71)	(.21)	(1.25)	(1.98)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	323,055	166,003	218,868	166,003

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flow

Unaudited

Nine Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH SEPTEMBER 30, 2004
	September 30, 2004	September 30, 2003
OPERATING ACTIVITIES
Net loss	$(273,560)	$(328,804)	$(4,494,077)
Adjustment to reconcile net loss to net cash used by operating activities
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	10,890	242,745
	(273,560)	(317,914)	(4,027,196)
Changes in assets and liabilities:
Accounts receivable	$0	$(14,928)	$0
Sales tax receivable	0	1,781	(2,116)
R&D tax credit receivable	0	61,114	0
Inventory	0	(2,763)	0
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	68,500	359,200	933,129

Payables-related parties	0	0	94,230
Income taxes	0	(245)	497

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(205,060)	86,245	(3,127,359)

FINANCING ACTIVITIES

Note payable – BIC	$205,060	$0	$205,060
Cash of subsidiary	0	0	1,152
Additional paid in capital	0	0	1,050,000
Note payable acquisition	0	0	90,030
Note payable-related corporations	0	1,500	2,096,389
Bank loan	0	2,309	16,031
Bank overdraft	0	0	172
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$205,060	$3,809	$3,458,834

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
Patents	0	(7,234)	0

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	(7,234)	(331,475)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	82,820	0
Cash and cash equivalents at beginning of Period	0	3,048	0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$0	$85,868	$0

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

 (A Development Stage Company)

Consolidated Statements of Cash Flow(Continued)

(Unaudited)

Nine Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH September 30, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	September30, 2004	September 30, 2003
Cash paid during the period for:
Interest	$0	$2,490	$125,166
Income taxes	0	245	1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	22,200	0	1,978,552

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2004

Note 1 - Management's Statement

The financial statements included herein have been prepared by W-Waves USA, Inc. and Subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2003 financial statements and the accompanying notes included in the Annual Report on Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

The management of the Company believes that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2 – Organization and Business Activities

Arrow Management,  Inc. (Arrow) was incorporated  under the laws of the State of Nevada on January 14, 1988. On September 30, 1993, Arrow issued 52,507 shares of its common stock to acquire 99.45% of the outstanding  stock of Panorama,  an affiliated   company.    The   transaction   was   accounted   for  under   the pooling-of-interests  method of accounting,  thus, the financial statements were restated as if the Companies had been consolidated for all periods presented. In December  1996,  Arrow  cancelled  3,500  shares of its  common  stock held for issuance to a shareholder of Panorama. As a result of this transaction,  Arrow's ownership of Panorama  was reduced from 99.45% to 90.73%.  On November 19, 1999, Arrow  exchanged its interest in Panorama for 30,947  shares held as treasury stock.  At   approximately   the  same  time,  Arrow  entered  into  a  plan  of reorganization  with W-Waves USA,  Inc.  (W-Waves) (a Delaware  corporation)  to issue  the  30,947  shares of  treasury  stock  and an  additional  54,500 previously  un-issued shares to acquire 100% of the outstanding stock of W-Waves.

The transaction was accounted for as a reverse acquisition. On October 21, 1999, Arrow filed a Certificate of Name Change with the State of Nevada changing its name to W-Waves USA, Inc. (the Company). As of

 September 2003, the Company and its subsidiaries ceased operations relating to the marketing of its technologies and products in the audio industry.  The Company has determined to see other business opportunities for merger and/or acquisition and to divest itself of its subsidiaries.

On August 30, 2004 the Company filed a Certificate of Amendment with the Nevada Secretary of State to change the name to China Titanium & Chemical Corp.

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

For the Nine Months Ended September 30, 2004

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by  the weighted average number of shares outstanding during  the  period.  Diluted  net  income  (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At December 31, 2003, 111,792 warrants are outstanding.  They have not been included in basic or diluted calculations as the effect is antidilutive.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES

Formerly Known as W-Waves USA, Inc.

(A Development Stage Company)

NOTES TO UNAUDITEDCONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended September 30, 2004

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising  in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the period ended September 30, 2004.

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

For the Nine Months Ended September 30, 2004

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

Note 4 – Note Payable – Related Corporations

At September 30, 2004, advances totalling $146,682 made to the Company by related parties are outstanding. Such advances include interest and are due upon demand.

Also at September 30, 2004, the Company owes $552,026 to various related parties for accounts payable and accrued expenses.

Note 5 – Going-Concern

As of September 30, 2004, the Company has an accumulated deficit of $4,494,077 and its current liabilities  exceeded its current assets by $1,454,494. Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

Note 6 – Reverse Split

Effective August 27, 2004 the Company implemented a 100 for 1 reverse stock split.  Following the reverse split, 388,209 shares of common stock were outstanding.  All share amounts and per share amounts have been restated as if the reverse had occurred at the beginning of the earliest period presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, the Company has no operations and the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis. The Company has no finances with which to fund any ongoing operations.  Presently the Company is relying  on loans from existing shareholders in order to meet its expenses.  During the quarter ended June 30, 2004, a related party paid expenses in the amount of $27,000.00 on behalf of the Company.  A portion of this advance was satisfied by issuing 222,006 shares of common stock to the entity on July 27, 2004.   In order to identify merger or acquisition candidates the Company will need to raise additional capital which is anticipated to be $100,000.  The Company will be attempting to raise these funds by either debt or equity financings.  There is no assurance that the Company will be successful in raising this amount of capital or meeting its anticipated operational goals.

The Company anticipates it will require approximately $100,000 over the next twelve months to fund operations which will include the divestiture of its subsidiaries and identifying and closing a viable business opportunity or merger candidate for the Company.  The Company will require additional funds over the next three years should it be successful in achieving its goals of finding a new acquisition.  The amount and timing of additional funds required can not be  definitively stated  at the date of this report and will be dependent on a variety of factors.   The Company is not dedicating any further funding to its subsidiaries. Funds provided during the last fiscal year have been raised through loans from related parties.  The Company cannot be certain that it will be able to raise any additional capital to fund its ongoing operations.   As noted above, the Company is actively pursuing the divestiture of its subsidiaries.

The Company has no operations and no commitments for capital expenditures as of the date of this report.  It does not intend to undertake any further research and development over the next twelve (12) months, nor does it expect to purchase any plants or equipment or have any significant changes in the number of employees.

The Company had a net loss of $273,560 for the nine-month period ended September 30, 2004 as compared to a net loss of $328,804 as at September 30, 2003. The September 30, 2004 net loss is related to general and administrative expenses as compared to the September 30, 2003 net loss which was related to $211,578 for general and administrative expenses, $32,263 for interest expenses and $86,631 for salary & consulting expenses. The decrease in losses is due to the fact that the Company has suspended all operations.

Net current assets, as at September 30, 2004 was $2,116.The Company has no funds with which to carry on operations. As at September 30, 2004 the Company had a negative working capital of $1,454,494 and stockholders’ deficit of  $1,454,494. The Company has no working capital to fund operations and has ceased all operations of its wholly owned subsidiaries. The Company will be required to raise funds either by way of loans or equity to continue operations.

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

1

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

31.1	Section 302 Certification	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TITANIUM & CHEMICAL CORP. AND SUBSIDIARIES
Formerly Known as W-Waves USA, Inc.

Date:  November 19, 2004

By:/s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President and Director

3