Form 10KSB
period 2004-12-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2005-04-14
CIK 860401

SECURITIES AND EXCHANGE 1COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

_ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 33-55254-01

CHINA TITANIUM & CHEMICAL CORP.

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

None

 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ___X__ Yes   ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

State issuer's revenues for its most recent fiscal year:

$0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$3,882.16 as of April 6, 2005

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

Yes _____No _____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,365,636 shares of Class A common stock, $.001 value, as of April 6, 2005

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

Transitional Small Business Disclosure Format (Check one): _______Yes

_______No

 PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)

Business Development

China Titanium & Chemical Corp. (Nevada), (formerly W-Waves USA, Inc.) (formerly Arrow Management,

Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on January 14, 1988.

As a result of a merger of November 19, 1999, the Company became the owner of certain audio technology developed by W-Waves USA, Inc. (Delaware).  As of September 2003 all operations in the Company and its subsidiaries relating to the audio technology ceased due to a lack of available capital to continue operations.

On August 30, 2004 the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name to China Titanium & Chemical Corp. and to effect a reverse split of its Class A common shares on the basis of 1 share for each 100 shares held.

On October 7, 2004, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with the shareholders of China Titanium & Chemical Corp. ("CTCC"), a privately held Bahamian corporation, whereby the Company agreed to issue 12,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of CTCC.  CTCC has represented to the Company that it is a party to a joint venture agreement with Shandong Jinhong Dioxide Chemical Industy Co. Ltd. whereby CTCC has the right to acquire a 51% interest in a Chinese joint venture company, subject to a capital contribution to the joint venture company of $15,231,458USD. As part of the Share Exchange Agreement, the Company is assuming the obligation to make the capital contributions to the joint venture and has agreed to make such contributions on the following terms: $5,000,000USD to be paid on the closing of the Share Exchange Agreement and the remaining balance of $10,231,458USD to be paid, on a best efforts basis, within three (3) months from the closing. The Share Exchange Agreement also obligates the Company to remove all of its consolidated debt from its balance sheet prior to closing.  As of December 31, 2004, the Company had transferred its subsidiaries to Crisis Management Inc. in exchange for Crisis Management Inc. agreeing to assume all of the debt of the subsidiaries and indemnifying the Company against any claims made against the Company relating to the subsidiaries. The transfer of these subsidiaries by the Company is a substantive step towards removal of its consolidated debt from its balance sheet as required by the Share Exchange Agreement.

Shandong Jinhong Dioxide Chemical Industry Co. Ltd. is a company that produces rutile titanium dioxide, many sulfur based products and other high quality chemical products in the Shandong Province of China.  The joint venture has been formed to improve current operations and to upgrade production facilities to allow for greater production and the production of higher quality products and to develop a market for the products both domestically and internationally.

Under the terms of the Share Exchange Agreement, the Company will (i) issue a total of 5,520,260 common shares priced at $0.10 per share in order to settle $552,026US of its debt; (ii) issue a total of 3,738,000 units of common shares priced at $0.10 per unit, each unit consisting of one share and a warrant to purchase an additional share at $0.25 per share to retire the debt of CTCC of $373,800 as of August 31, 2004; (iii) issue a total of 2,050,600 units of common shares priced at $0.10 per unit, each unit consisting of one share and a warrant to purchase an additional share at $0.25 per share to retire additional debt owed by the Company in the amount of $205,060 as of August 31, 2004;  (iv)  undertake a public offering of 2,400,000 units of common shares priced at $0.50 per unit each unit consisting of one share and a warrant to purchase an additional share at $0.75 per share, with piggy back registration rights;  (v) undertake a public offering of 5,500,000 units of common shares priced at $1.00 per unit each unit consisting of one share and a warrant to purchase an additional share at $1.50 per share, with piggy back registration rights; and (vi)  issue a total of 12,500,000 shares for the acquisition of CTCC.

Each of these events may effect a change in control of the registrant.

The Share Exchange Agreement between the Company and CTCC was scheduled to close on or before October 15, 2004, or any other date that the parties might agree in writing. As of the filing date of this Form 10-KSB, the parties have not entered into a written amendment to the Share Exchange Agreement; however, they have verbally agreed to extend the date for closing until the funds required to fund the Chinese joint venture company can be raised.  The agreement as represented by CTCC between CTCC and Shandong Jinhong Dioxide Chemical Industry Co. Ltd. granting the right to CTCC to acquire 51% of an interest in a Chinese joint venture company is subject to funding of the joint venture company.   There can be no assurance that the Shandong Jinhong Dioxide Chemical Industry Co. Ltd. will agree to complete the joint venture with CTCC.  Therefore, should the Company raise the funds required under the Share Exchange Agreement between the Company and CTCC there can still be no assurance that the transactions between the parties will close.

The Company presently has the amount of  $824,927 in trust, which was raised under an Offering Memorandum, however the funds cannot be released to the Company until such time as all of the funds required to effect the Share Exchange Agreement are raised.  Ongoing operations of the Company are presently being funded by way of shareholders loans to allow the Company to continue to pursue the closing of the Share Exchange Agreement.  There can be no assurance that these loans will continue to be provided to the Company or that the Company will raise the required funds to be able to complete the Share Exchange Agreement.

 (b) Business of Issuer

Current Operations

The Company has identified CTCC as an acquisition and has entered into a Share Exchange Agreement and is presently attempting to raise the required funds to complete the terms of the Share Exchange Agreement which will allow the Company to become a party to the joint venture company, Shandong Jinhong Tioxide Chemical Industry Co. Ltd. (“Shandong”), subject to Shandong finalizing the joint venture company with CTCC.

The Company has to date proceeded with its restructure plans to allow it to comply with the terms of the Share Exchange Agreement and has settled the amount of $397,742 as follows:

(a)

the issuance of a total of 1,926,820 common shares at a deemed price of $0.10 per share in settlement of $192,682 of the $552,026 of debt to be settled pursuant to the Share Exchange Agreement;

(b)

 the issuance of a total of 2,050,600 units of common stock, each unit consisting of one share and a warrant to purchase an additional share at $0.25 per share in settlement of $205,060 in debt to be settled pursuant to the Share Exchange Agreement.

The Company has also commenced an offering to raise the funds required to fund the joint venture company pursuant to the Share Exchange Agreement.  However, the Company has not yet raised sufficient funds to complete its obligations under the Share Exchange Agreement. There can be no assurance at this time that the Company will be successful in raising the required funds for the acquisition.  Further, there can be no assurance at this time that should the Company be successful in raising the required funds that the acquisition will still be available for the Company.   Should the parties to the Share Exchange Agreement or the Chinese joint venture company decide not to conclude the acquisition then the Company will be required to return the funds raised to the subscribers and the Company will be forced to seek other business acquisitions and to raise funds to continue operations.

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

Amount of time spent during each of the last two fiscal years on research and development activities and if applicable the extent to which the cost of such activities are borne by customers

The Company did not conduct any research and development activities during 2004.  During fiscal 2003 the Company received research and development proceeds from the Government of Quebec in the amount of $61,114 for research and development conducted in prior years.  The amounts expended for research and development were expended by the Company’s then wholly owned subsidiary, White Wolf Audio and Video Electronic Systems Inc.

 Since the Company ceased its operations of its audio technology in September 2003, and has not concluded an acquisition since that time, it does not expect to expend any sums on research and development during the next twelve (12) months.

Employees

As of April 6, 2005, the Company had no employees.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company does not own any plant or properties or any real estate.  The Company does not lease any property.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2004, the management of the Company solicited votes from selected shareholders of record on July 29, 2004, to consider and act upon:

1.

The Directors' proposal to amend the Company’s Articles of Incorporation to change the Company’s name from “W-WAVES USA, INC.” to “CHINA TITANIUM & CHEMICAL CORP.”

2.

To approve the reverse split of the outstanding shares of the Company’s Class A common stock on the basis of one share for every one hundred shares outstanding (1 for 100) shares held.

3.

To increase the authorized capital from 50,000,000 Class A common shares to 100,000,000 Class A common shares.

The passing of the proposal required the affirmative vote of a majority of 19,410,425 shares of the shares of the Class A Common Stock issued and outstanding on July 29, 2004. There were 38,820,848 shares of Class A Common Stock issued and outstanding on July 29, 2004.  The name change, reverse split and increase in authorized capital was approved by an affirmative vote of 22,200,572 shares.  Therefore, management sent out a notice to the shareholders but did not solicit proxies as management had received sufficient votes to approve the above proposal. The approximate date on which this information statement was being mailed to security holders was August 6, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "WAVSA".  On May 6, 2004 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its annual report for the period ended December 31, 2003.  The Company traded on the pink sheets until June 30, 2004 with the last trade being at $1.00.  From June 30, 2004 to the end of fiscal year December 31, 2004, the Company did not have any market makers that were bidding the stock on the pink sheets.  The Company had hoped that its stock would re-commence being quoted on the OTC/BB following the filing of the Form 10-KSB for the period ended December 31, 2003 and its Form 10-QSB for the period ended March 31, 2004, however this did not occur.  Following is a report of high and low bid prices for the fiscal year 2003 and up to the quarter ended June 30, 2004 at which time the Company’s stock did not have any bids or asks.

Year 2004	High	Low
2nd Quarter ended 6/30/04	3.00	1.00
1st Quarter ended 3/31/04	3.50	3.00

Year 2003	High	Low
4th Quarter ended 12/31/03	0.05	0.02
3rd Quarter ended 9/30/03	0.045	0.03
2nd Quarter ended 6/30/03	0.06	0.03
1st Quarter ended 3/31/03	0.06	0.03

The information as provided above was provided by

MicrocapTrade, Inc.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of the date of this filing there are 4 market makers in the Company’s stock which is presently quoted on the pink sheets.  The last available reported trade by the Pink Sheets was June 30, 2004 at $1.00 per share.  As of April 6, 2005, there were 485 record holders of the Company’s Class A common stock.

During the last two fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

Not Applicable

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

The Company issued a total of 222,006 common shares on June 30, 2004 pursuant to a debt settlement.  The shares were issued under the exemption from registration found under Regulation S promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Act”). These shares were issued in an offshore transaction since the offeree was not in the United States and the purchaser was outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the United States. All documents used in connection with the offers and sales of the securities offshore included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that hedging transactions involving those securities may not be conducted unless in compliance with the Act. The offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares issued are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Act or an exemption therefrom and the Company is required to refuse to register any transfer that does not comply with such requirements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

At present, the Company has no operations and the Company does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.   The Company has entered into a Share Exchange Agreement with CTCC but the agreement is presently in default, and while the parties to the agreement have entered into a verbal agreement to extend the closing date until sufficient funds are raised to fund the Chinese joint venture as required under the Share Exchange Agreement, there is no assurance that this acquisition will conclude.

The Company has no finances with which to fund any ongoing operations. Any funds that the Company is currently raising from new investors is to fund the Share Exchange Agreement and are held in trust to be released by the Company only upon the Company having sufficient funds in place to conclude the Share Exchange Agreement.  If the Company cannot conclude the terms of the Share Exchange Agreement then the funds raised must be returned to the subscribers.    Presently the Company is relying on loans from existing shareholders in order to meet its expenses.  There is no assurance that the Company will be successful in continuing to raise capital to fund its ongoing expenses or to satisfy its obligations under the Share Exchange Agreement with CTCC.

The Company anticipates it will require approximately $100,000 over the next twelve months to meet its expenses for legal, accounting and other expenses related to the closing of the Share Exchange Agreement or any expenses that may be required to source another acquisition should the Company not be able to complete the Share Exchange Agreement.  The Company is required under the Share Exchange Agreement to raise a total of  $15,231,458. As part of the Share Exchange Agreement, the Company is assuming the obligation to make the capital contributions to the joint venture and has agreed to make such contributions on the following terms: $5,000,000USD to be paid on the closing of the Share Exchange Agreement and the remaining balance of $10,231,458USD to be paid, on a best efforts basis, within three (3) months from the closing.

The Company has no operations and commitments for capital expenditures of not less than $5,000,000 as of the date of this report in order to complete the terms of the  Share Exchange Agreement.  The Company cannot accurately state at this time whether it will be required  to purchase any plant or equipment or have any significant changes in the number of employees.  If, however, it is unable to complete the Share Exchange Agreement with CTCC, it does not anticipate making any such purchases or hiring any employees.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2004 AND 2003

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

formerly known as W-WAVES USA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Financial Statements:

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders’ Deficit	F-5 to F-6

Consolidated Statements of Cash Flows	F-7 to F-8

Notes to Consolidated Financial Statements	F-9 to F-14

Smith & Company

A Professional Corporation of Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Officers and Directors

China Titanium & Chemical Corp.

Calgary, Alberta Canada

We have audited the accompanying consolidated balance sheet of China Titanium & Chemical Corp. (a Nevada development stage company) and subsidiaries as of December 31, 2004 and the related  consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2004 and 2003, and for the period of March 19, 1999 (date of inception) to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Titanium & Chemical Corp. (a development stage company) and subsidiaries as of December 31, 2004 and the results of its operations, changes in stockholders’ deficit, and its cash flows for the years ended December 31, 2004 and 2003, and for the period of March 19, 1999 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the consolidated financial statements, the Company has cash flow constraints,  an accumulated deficit, and has suffered losses from operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smith & Company

Certified Public Accountants

Salt Lake City, Utah

April 8, 2005

4764 South 900 East, Suite 1, Salt Lake City, Utah 84117-4977

Telephone: (801) 281-4700  Facsimile: (801) 281-4701

E-mail: smithcocpa@earthlink.net

Members: American Institute of Certified Public Accountants – Utah Association of Certified Public Accountants

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

Consolidated Balance Sheet

December 31, 2004

CURRENT ASSETS
Cash	$-
Accounts Receivable, net	-
Sales tax receivable	-
R&D tax credit receivable	-
Inventory	-
Total Current Assets	-

CAPITAL ASSETS	-

INTANGIBLE ASSETS
Trademarks, patents	-
TOTAL ASSETS	$-

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$70,911
Payable – related parties (Note 5)	205,060
Income taxes payable	-
Bank loan	-
Bank overdraft	-
Note payable – Acquisition	-
Note payable – related parties (Note 5)	383,694

TOTAL CURRENT LIABILITIES	659,665

STOCKHOLDERS’ DEFICIT
Common Stock (Note 6) $0.001 par value, authorized 100,000,000 shares Issued and outstanding 388,216 Class A common shares	388
Additional paid-in capital	3,396,231
Accumulated deficit	(4,056,284)
(659,665)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2004	YEAR ENDED DECEMBER 31, 2003	FROM INCEPTION (MARCH 19, 1999) TO DECEMBER 31, 2004

Revenue	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

OPERATING EXPENSES
Salaries and consulting	0	0	0
Interest expense	23,022	4,645	98,486
General and administrative	298,280	26,031	606,838
	321,302	30,676	705,324

LOSS FROM OPERATIONS	(321,302)	(30,676)	(705,324)

GAIN (LOSS) ON DISPOSAL OF ASSETS	-	(142,858)	(224,136)
DISCONTINUED OPERATIONS- SUBSIDIARIES		(305,813)	(3,612,359)
GAIN (LOSS) ON EXTINGUISHEMENT OF DEBT	485,535	-	485,535
NET INCOME (LOSS)	$164,233	$(479,347)	$(4,056,284)
BASIC AND DILUTED INCOME LOSS PER SHARE Net income (loss) per weighted average share

Operations	$(1.23)	$(1.04)
Discontinued operations	0	(1.84)
Debt extinguishment	1.86	0

Net income (loss)	$.63	$(2.88)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	261,703	166,203

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2004

	Common Stock				Accumulated Deficit	Total
	Shares	Amount	Additional Paid in Capital	Treasury Stock
Balance at March 19, 1999	0	$0	$0	$0	$0	$0
Disposition of Subsidiary	0	0	0	(2,885)	0	(2,885)
Acquisition of Arrow Management, Inc.	55,814	56	5,525	0	0	5,581
Issuance of treasury stock upon reorganization	0	0	0	2,885	0	2,885
Issuance of 54,500 shares upon reorganization	54,500	54	5,396	0	0	5,450
Net Loss	0	0	0	0	(897,986)	(897,986)
Balance at December 31, 1999	110,314	110	10,921	0	(897,986)	(886,955)
Additional paid-in capital	0	0	1,050,000	0	0	1,050,000
Net loss	0	0	0	0	(1,723,395)	(1,723,395)
Balance at December 31, 2000	110,314	110	1,060,921	0	(2,621,381)	(1,560,350)
Issuance of restricted shares at $35.00 for debt	55,695	56	1,949,271	0	0	1,949,327
Net loss	0	0	0	0	(948,195)	(948,195)
Balance at December 31, 2001	166,009	166	3,010,192	0	(3,569,576)	(559,218)
Issuance of restricted shares at $35.00 for debt	201	0	7,025	0	0	7,025
Net loss	0	0	0	0	(171,594)	(171,594)

Balance at December 31, 2002	166,210	166	3,017,217	0	(3,741,170)	(723,787)
Net Loss	0	0	0	0	(479,347)	(479,347)
Balance at December 31, 2003	166,210	166	3,017,217	0	(4,220,517)	(1,203,134)
Issuance of shares for debt	222,006	222	21,978	0	0	22,200
Debt Cancellation Contributed			334,014			334,014
Interest Expense Contributed	0	0	23,022	0	0	23,022
Net Income	-	-	-	-	164,233	164,233
Balance at December 31, 2004	388,216	$388	$3,396,231	-	$(4,056,284)	$(659,665)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2004
	December 31, 2004	December 31, 2003
OPERATING ACTIVITIES
Net income (loss)	$164,233	$(479,346)	$(4,056,284)
Adjustment to reconcile net loss to net cash used by operating activities
Debt cancellation contributed	334,014		334,014
Interest expense contributed	23,022		23,022
Loss on write down of assets	0	142,858	224,136
Depreciation and amortization	0	14,874	242,744
	521,269	(321,614)	(3,232,368)
Changes in assets and liabilities:
Accounts receivable	0	1,611	0
Sales tax receivable	2,116	1,662	0
R&D tax credit receivable	0	61,114	0
Inventory	0	19,197	0
Intangible and other assets	0	(14,306)	(125,903)
Accounts payable and accruals	(355,901)	59,311	508,729
Prepaid expenses	0	0	0
Payables-related parties	(288,014)	94,320	(193,784)
Income taxes	(497)	69	0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(121,027)	(98,636)	(3,043,326)

FINANCING ACTIVITIES
Issue of capital stock	22,200	0	22,200
Cash of subsidiary	0	0	1,152
Additional paid in capital	0	0	1,050,000
Note payable acquisition	(90,030)	0	0
Note payable-related corporations	205,060	102,069	2,301,449
Bank loan	(16,031)	0	0
Bank overdraft	(172)	172	0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	121,027	102,241	3,374,801

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	(6,653)	(221,994)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	(6,653)	(331,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	(3,048)	0
Cash and cash equivalents at beginning of year	0	3,048	0
CASH & CASH EQUIVALENTS AT END OF YEAR	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2004
	December 31, 2004	December 31, 2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$675	$125,166
Income taxes	0	428	1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	22,200	0	1,978,552

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

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

The transaction was accounted for as a reverse acquisition. On October 21, 1999, Arrow filed a Certificate of Name Change with the State of Nevada  changing its name to W-Waves USA, Inc.  On

 August 27, 2004, W-Waves USA, Inc. filed a Certificate of Name Change with the State of Nevada changing its name to China Titanium & Chemical Corp. (the Company).   The Company also effected a reverse split of its shares on the basis of one share for each 100 shares issued on  August 27, 2004 and increased its authorized capital to 100,000,000 common shares.

As of  September 2003, the Company and its subsidiaries ceased operations relating to the marketing of its technologies and products in the audio industry and as of the year ended December 31, 2004, the Company had divested itself of all of its subsidiaries.

On October 7, 2004, the Company entered into a share exchange agreement with China  Titanium & Chemical Corp., a private Bahamian company.  Under the terms of the share exchange agreement, the Company is responsible to raise certain funding to finalize the transaction.  The Company is in default under the terms of the share exchange agreement but has verbally agreed to extend the date for closing at this time.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Comprehensive Income

Since 1999, the Company  adopted  Statement  of  Financial  Accounting  Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of December 31, 2004.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by  the weighted average number of shares outstanding during  the  period.  Diluted  net  income  (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At December 31, 2003, 111,792 warrants are outstanding.  They have not been included in basic or diluted calculations as the effect is antidilutive, and due to the large exercise price, it is not expected that the warrants will ever be exercised.

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising  in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the periods ended December 31, 2004 and December 31, 2003.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

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

New Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

3.  CAPITAL ASSETS

2004

2003

Office equipment

$

-

$

-

Laboratory equipment

-

-

Furniture & equipment

-

-

-

-

Less:

Accumulated amortization

-

-

$

-

$

-

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

4.  TRADEMARKS, PATENTS

          2004

2003

Trademarks

$

-

$

-

Patents

-

-

-

Less:

Accumulated

-

Amortization

-

-

$

-

$

-

During 2003, the Company decided to not pursue the further development of trademarks and patents with a net book value of $87,321.  The $87,321 was charged to loss on disposal of assets.

5.  NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2004, advances totaling $383,694 made to the Company by related parties are outstanding. Such advances include imputed interest at 6% per annum and are due upon demand.

Also at December 31, 2004, the Company owes $205,060

 to various related parties for accounts payable and accrued expenses, incurred in the normal course of operations.

6.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of December 31, 2004 and 2003, the Company had 388,216 and 166,210 shares of common stock outstanding, respectively.

On August 27, 2004 the Company completed a reverse split of its common stock on the basis of 1 share for each 100 shares previously held and increased its authorized capital to 100,000,000.  All share and per share amounts have been restated as if the split had taken place at the beginning of the earliest period presented.

On June 30, 2004 the company issued 222,006 common shares to retire $22,200 of debt from related parties.

During 2002, the Company issued 201 shares of restricted stock at $35.00 per share to cancel debt of $7,025.

The Company has 111,792 warrants outstanding at December 31, 2004.  The warrants are convertible into shares of the Company’s common stock at $60.00 per share.  111,390 of the warrants expire in December 2005, and 402 of the warrants expire in December 2006.  The Company’s stock price was $35.00 on the date the warrants were issued.

On March 31, 2000, W-Waves USA Inc. received additional paid-in capital in the amount of $1,050,000 in connection with 30,000 shares issued in 1999.

7.  INCOME TAXES

The components of the provision for income taxes at December 31, 2004 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

Expected amount using

U.S. Federal statutory rate

$

55,839

Use of loss carryforwards

(55,839)

Change in valuation

 allowance

0

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2004.

Deferred tax assets

Net operating loss

carryforwards

$

230,000

Deferred tax liability

0

230,000

Valuation allowance

(230,000)

$

0

At December 31, 2004, the Company has net operating loss (NOL) carryforwards totaling approximately $675,000. The carryforwards begin to expire in fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2004 was $0 and $45,000 for the year ended December 31, 2003

8. LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2004 and 2003:

2004

2003

Net income (loss) available to

common stockholders

$

164,233

$

(479,347)

Weighted average shares:

Outstanding all year

166,203

166,203

Outstanding 43% of year

95,500

-

261,703

166,203

Basic income (loss) per share

(based on weighted

average shares)

$                  .63

$

(2.88)

9. GOING-CONCERN

As of December 31, 2004, the Company has an accumulated deficit of $4,056,284 and its current liabilities  exceeded its current assets by $659,665.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004 and 2003

10.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2004 and 2003.

1.

SUBSEQUENT EVENTS

On February 28, 2005, the Board of Directors approved the settlement of  certain of the outstanding debts of the Company by way of the issuance of  a total of 1,926,820 common shares at a deemed price of $0.10 per common share and the issuance of a total of 2,050,600 units, each unit consisting of one common share and a warrant to purchase an additional common share at $0.25 per share for a period of two years.   The shares and the units were issued on March 3, 2005.

12.  COMPARATIVE FIGURES

Certain comparative amounts of previous years have been restated in order to conform with the current year’s presentation of the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Michel Bourbonnais Roger Boileau	53 53	President and Director Secretary and Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in the Company’s bylaws to be held on January 20th, every year.  Due to the lack of operations, the Company has not yet held its shareholders meeting for 2003 or 2004 but expects to hold a shareholders meeting during the second quarter of this year. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

On December 22, 2003, Mr. Michel Bourbonnais and Mr. Boileau became the only members of the Board of Directors and the only officers of the Company.  Mr. Roger Boileau was a member of the Board of Directors and Secretary of the Company prior to December 22, 2003.

MICHEL BOURBONNAIS, Mr. Bourbonnais has been a member of the Board of Directors since August 5, 2002 and was appointed the President of the Company on December 22, 2003. From May 1973 to December 1999, Mr. Bourbonnais was employed by the National Archives of Canada.  His last position with National Archives of Canada was Chief, Conservation and Custody, Magnetic Media.  From December 1999 to May 2002, Mr. Bourbonnais was retired.  In May 2002, Mr. Bourbonnais formed his own consulting company, Seetel Management Group Inc,. to provide technical expertise to various companies by way of providing research for new technologies and marketing and business plans.

ROGER BOILEAU, Mr. Boileau became a member of the Board of Directors and Secretary of the Company on  December 22, 2003.  He is also a director and Secretary of W-Waves USA, Inc., White Wolf Audio Video Electronic Systems Inc., XD-Lab R&D Inc., and Radison Acoustique Ltee.  Mr. Boileau has been employed by Abitibi Consolidated Inc. as financial controller of the woodland and sawmill sector from January 2004 to present.   From March 2003 to January 2004, he was employed by Bowater, Inc., in the capacity of financial advisor.  From January 2001 to March 2003 he was a self-employed financial consultant.  From January 1999 to January 2001, he was the manager of operations for Bear Bay Management Caribbean Inc. (Barbados).

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 4/# of transactions	Form 5/# of transactions
Michel Bourbonnais	President and Member of the Board of Directors	N/A	N/A
Roger Boileau	Secretary and Member of the Board of Directors	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company had previously targeted the third quarter of fiscal year 2004 to review and finalize the adoption of a code of ethics.  This did not occur and the Company is now targeting the second quarter of  fiscal year 2005 to review and finalize the adoption of a code of ethics.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2005.

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

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Michel Bourbonnais, President	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais, President	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor Lacroix, President	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor Lacroix, President	2002	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors to date.

OPTIONS

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2004.

STOCK OPTION AND STOCK AWARD PLANS

The Company presently has no stock option or stock award plans.

 ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 6, 2005, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Michel Bourbonnais, director of W-Waves USA Inc.,	-0-	-0-
Class A Common	Roger Boileau, Secretary and director of W-Waves USA, Inc.	-0-	-0-
Class A Common	All Officers and Directors as a group	Class A Common shares	0%
TITLE OF CLASS	BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Bello Investments (Nassau) Ltd. (2) P.O. Box N-7768 Ansbacher House Bank Lane, Nassau Bahamas	1,926,820 Class A common shares	44.1%
Class A Common	BIC International Ltd. The Law Building, Anguilla, BWI	4,101,200 Class A common shares(3)	63.9% (4)

(1)Based on  4,365,636 shares of Class A common stock issued and outstanding.

 (2) Bello Investments Ltd. has advised that the beneficial owner is Hampton Insurance Ltd and the signing officer is Ian Towell.

(3) Includes 2,050,600 common shares and 2,050,600 warrants to purchase common shares at $0.25 per common share.  BIC International Ltd. has advised that its beneficial owner is AXA Offshore Financial Services Ltd. and the signing officer is Esther Flemings.

(4) This percentage assumes the exercise of all 2,050,600 warrants presently owned by BIC International Ltd.

CHANGES OF CONTROL

Should the Share Exchange Agreement with CTCC close the Company would be required to issue a total of 12,500,000 common shares, which could effect a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2004 the Company received $94,826 from 4040481 Canada Ltd. by way of advances.  These amounts are unsecured, bear no interest and have no fixed terms of repayment.

During the fiscal year ended December 31, 2003 the Company received $94,320 from Bear Bay Management (Caribbean) Inc. by way of advances.  These amounts are unsecured, bear no interest and have no fixed terms of repayment.  Bear Bay Management (Caribbean) Inc. is a shareholder of the Company.

During the fiscal year ended December 31, 2003 the Company received loans in the amount of $102,069 from Armando Ferrucci.  The loans bear interest at 6% per annum and are payable on demand. Mr. Ferrucci was  the largest shareholder of the Company at the time of the loans.

 ITEM 13. EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	Share Exchange Agreement dated October 15, 2004 between the Shareholders of China Titanium & Chemicals Corp., a Bahamian Corporation and the Company	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December31, 2004 and December 31, 2003:

Services	2004	2003
Audit fees	$9,500	$13,000
Audit related fees	$3,814	$5,750
Tax fees	$600	-0-
Total fees	$13,914	$18,750

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
Date: April 13, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 13, 2005

By: /s/ Roger Boileau
Name: Roger Boileau
Title: Secretary and Member of the Board of Directors
Date: April 13, 2005