Form 10QSB
period 2005-03-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2005-05-20
CIK 860401

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

March 31, 2005

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

4,365,636 shares of Class A common stock, $.001 value, as of May 11, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-8

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Balance Sheet

Unaudited

March 31, 2005

CURRENT ASSETS
Cash	$-
Total Current Assets	-

TOTAL ASSETS	$-

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,797
Income taxes payable	-
Note payable	152,399
Note payable – related parties (Note 3)	25,000

TOTAL CURRENT LIABILITIES	246,196

STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 4,365,636 shares	4,366
Additional paid-in capital	3,455,981
Accumulated deficit	(3,706,543)
TOTAL STOCKHOLDERS’ DEFICIT	(246,196)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

Statements of Operations

Unaudited

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	From Inception (March 19, 1999 to March 31, 2005

Revenue	$0	$0	$109,148
Cost of Sales	0	0	81,843

GROSS PROFIT	$0	$0	$27,305

OPERATING EXPENSES
Salaries and consulting	$0	$0	$2,273,286
Interest expense	0	0	283,209
General and administrative	28,886	20,000	1,817,379
	28,886	20,000	4,373,874

LOSS FROM OPERATIONS	$(28,886)	$(20,000)	$(4,346,569)

GAIN (LOSS) ON DISPOSAL OF ASSETS	$0	$0	$(224,136)
GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	44,613	0	864,162
NET INCOME (LOSS)	$15,727	$(20,000)	$(3,706,543)
BASIC AND DILUTED LOSS PER SHARE	$.01	$(.12)

Debt Extinguishment	$.03	$0
Net Income (Loss)	$(.02)	$0
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	1,667,078	166,203

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Cash Flow

Unaudited

Three Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2005
	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net Income / (Loss)	$15,727	$(20,000)	$(3,706,543)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities
Interest expense contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744

Changes in assets and liabilities:

Intangible and other assets	$0	$0	$(125,903)
Accounts payable and accruals	(2,114)	20,000	506,615
Payables-related parties	(231,295)	0	(425,079)
Income taxes	0	0	0

NET CASH (USED) BY OPERATING ACTIVITIES	$(217,682)	0	(3,261,008)

FINANCING ACTIVITIES

Issue of capital stock	$3,978	$0	$26,178
Cash of subsidiary	0	0	1,152
Additional paid in capital	393,764	0	1,443,764
Note payable-related corporations	(180,060)	0	2,121,389
NET CASH PROVIDED BY FINANCING ACTIVITIES	$217,682	$0	$3,592,483

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)

NET CASH (USED) BY INVESTING ACTIVITIES	0	0	(331,475)
INCREASE IN CASH AND CASH EQUIVALENTS	0	0	0
Cash and cash equivalents at beginning of Period	0	0	0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$0	$0	$0

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

 Statements of Cash Flow (Continued)

Unaudited

	Three Months Ended		FROM INCEPTION (MARCH 19, 1999) THROUGH March 31, 2005
	March 31, 2005	March 31, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	$397,742	$0	$2,376,294

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005

1.  ORGANIZATION AND BUSINESS ACTIVITIES

China Titanium and Chemical Corp. was originally incorporated with the name Arrow Management Inc. under the laws of the State of Nevada on January 14, 1988. On September 30, 1993, Arrow issued 52,507 shares of its common stock to acquire 99.45% of the outstanding  stock of Panorama,  an affiliated   company.    The   transaction   was   accounted   for  under   the pooling-of-interests  method of accounting,  thus, the financial statements were restated as if the Companies had been consolidated for all periods presented. In December 1996,  Arrow  cancelled  3,500  shares of its  common  stock held for issuance to a shareholder of Panorama. As a result of this transaction, Arrow's ownership of Panorama was reduced from 99.45% to 90.73%.  On November 19, 1999, Arrow exchanged its interest in Panorama for 30,947 shares held as treasury stock.  At   approximately   the  same  time,  Arrow  entered  into  a  plan  of reorganization  with W-Waves USA,  Inc.  (W-Waves) (a Delaware  corporation)  to issue  the  30,947  shares of  treasury  stock  and an  additional  54,500 previously  un-issued shares to acquire 100% of the outstanding stock of W-Waves.

The transaction was accounted for as a reverse acquisition. On October 21, 1999, Arrow filed a Certificate of Name Change with the State of Nevada changing its name to W-Waves USA, Inc.  On

 August 27, 2004, W-Waves USA, Inc. filed a Certificate of Name Change with the State of Nevada changing its name to China Titanium & Chemical Corp. (the “Company”).   The Company also effected a reverse split of its shares on the basis of one share for each 100 shares issued on August 27, 2004 and increased its authorized capital to 100,000,000 common shares.

As of  September 2003, the Company and its subsidiaries ceased operations relating to the marketing of its technologies and products in the audio industry and as of the year ended December 31, 2004, the Company had divested itself of all of its subsidiaries.

On October 7, 2004, the Company entered into a share exchange agreement with China  Titanium & Chemical Corp., a private Bahamian company.  Under the terms of the share exchange agreement, the Company is responsible to raise certain funding to finalize the transaction.  The Company is in default under the terms of the share exchange agreement but has verbally agreed to extend the date for closing at this time.  There can be no assurance that the Company will be able to conclude this acquisition.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when received.

Cash and Cash Equivalents

The Company considers  all  highly  liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Comprehensive Income

Since 1999, the Company adopted  Statement  of  Financial  Accounting  Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of March 31, 2005.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

For the Three Months Ended March 31, 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax  assets  and  liabilities  are determined based on the differences between the financial and tax base’s of assets and liabilities and are measured using the currently enacted tax rates and laws.  Statement of Financial  Accounting  Standards  No.109,  requires recording a  valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by  the weighted average number of shares outstanding during  the  period.  Diluted  net  income  (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At March 31, 2005, 2,162,392 warrants are outstanding.  They have not been included in basic or diluted calculations as the effect is antidilutive, and due to the large exercise price, it is not expected that the warrants will ever be exercised.  111,792 warrants are exercisable at $60.00 per share and therefore it is not expected that these warrants will ever be exercised.  The remaining 2,050,600 warrants are exercisable at $0.25 per share and these warrants may be exercised due to the lower price for exercise.

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising  in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the periods ended March 31, 2005 and March 31, 2004.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

For the Three Months Ended March 31, 2005

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

Goodwill

Goodwill will   be amortized on straight-line basis over the estimated life of the benefit of five years.

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

3.  NOTE PAYABLE - RELATED CORPORATIONS

At March 31, 2005, the Company also owed $25,000 to a related party.  This note bears no interest.

Previously, $152,399 was classified as owed to related parties.  As a result of stock issuances during the quarter, the parties are no longer considered related because they cannot exercise significant control any longer.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of March 31, 2005 and 2004, the Company had 4,365,636 and 166,210 shares of common stock outstanding, respectively.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (continued)

For the Three Months Ended March 31, 2005

4.  COMMON STOCK (continued)

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

5. GOING-CONCERN

As of March 31, 2005, the Company has an accumulated deficit of $3,706,543 and its current liabilities  exceeded its current assets by $246,196.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

6.  COMPARATIVE FIGURES

Certain comparative amounts of previous years have been restated in order to conform with the current year’s presentation of the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, China Titanium and Chemical Corp.  (the “Company”) has no operations and it does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.   The Company has entered into a Share Exchange Agreement with a private Bahamian Corporation also known as China Titanium and Chemical Corp. (referred to herein as “CTCC”)  whereby the Company would acquire CTCC’s 51% interest in a Chinese joint venture company.  The owner of the remaining 49% interest in the joint venture company has agreed to assign ownership of an operating titanium plant to the joint venture company.  However, the Share Exchange Agreement with CTCC is presently in default, and while the parties to the agreement have entered into a verbal agreement to extend the closing date until sufficient funds are raised to fund the Chinese joint venture as required under the Share Exchange Agreement, there is no assurance that this acquisition will conclude.

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

The Company has no operations but has commitments for capital expenditures of not less than $5,000,000 as of the date of this quarterly report in order to complete the terms of the  Share Exchange Agreement.  The Company cannot accurately state at this time whether it will be required  to purchase any plant or equipment or have any significant changes in the number of employees.  If, however, it is unable to complete the Share Exchange Agreement with CTCC, it does not anticipate making any such purchases or hiring any employees.

The Company had  net income of $15,727 for the three month period ended March 31, 2005  as compared to a net loss of $20,000 as at March 31, 2004. The March 31, 2005 net income is related to the write off of debt in the amount of $44,613 as against general and administrative expenses of $28,886 as compared to the March 31, 2004 net loss which was related to $20,000 for general and administrative expenses.

Net current assets, as at March 31, 2005 was nil.  The Company has no funds with which to carry on operations. As at March 31, 2005 the Company had a negative working capital of $246,196 and stockholders’ deficit of  $3,706,543. The Company has no working capital to fund operations. The Company will be required to raise funds either by way of loans or equity to continue operations.

2

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

On February 28, 2005, the Board of Directors approved the settlement of  certain of the outstanding debts of the Company by way of the two stock issuances, the issuance of  a total of 1,926,820 shares of common stock at a deemed price of $0.10 per common share and the issuance of a total of 2,050,600 units, each unit consisting of one common share and a warrant to purchase an additional common share at $0.25 per share for a period of two years.   The shares and the units were issued on March 3, 2005.

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

3

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	Share Exchange Agreement dated October 15, 2004 between the Shareholders of China Titanium & Chemicals Corp., a Bahamian Corporation and the Company	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005

4

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TITANIUM & CHEMICAL CORP.

Date:  May 19, 2005

By: /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer and principal financial officer

5