Form 10QSB
period 2005-06-30
CHINA TITANIUM & CHEMICAL CORP.
filed 2005-08-15
CIK 860401

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

June 30, 2005

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

4,365,636 shares of Class A common stock, $ .001 value, as of August 3, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Unaudited Financial Statements

Balance Sheet	F1

Statements of Operations	F2

Statements of Cash Flows	F3 to F4

Statements of Stockholders’ Deficit	F5 to F6

Notes to Unaudited Financial Statements	F7 to F10

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

 Balance Sheet

Unaudited

June 30, 2005

CURRENT ASSETS
Cash	$-
Total Current Assets	-

TOTAL ASSETS	$-

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$49,965
Income taxes payable	-
Note payable – Acquisition	152,399
Note payable – related parties (Note 3)	48,409

TOTAL CURRENT LIABILITIES	250,773

STOCKHOLDERS’ DEFICIT
Common Stock $0.001 par value, authorized 100 shares Issued and outstanding 4,365,636 shares	4,366
Additional paid-in capital	3,789,995
Accumulated deficit	(4,045,134)
TOTAL STOCKHOLDERS’ DEFICIT	(250,773)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (March 19, 1999 to) June 30, 2005
	2005	2004	2005	2004

Revenues	$0	$0	$0	$0	0
Cost of Sales	0	0	0	0	0

GROSS PROFIT	$0	$0	$0	$0	$0

OPERATING EXPENSES
Salaries and consulting	$0	$0	$0	$0	$0
Interest expense	0	0	0	0	98,486
General and administrative	4,577	23,000	33,463	43,000	640,301
TOTAL OPERATING EXPENSES	$4,577	$23,000	$33,463	$43,000	$738,787

LOSS FROM OPERATIONS	$(4,577)	$(23,000)	$(33,463)	$(43,000)	$(738,787)
Gain from debt extinguishment	0	0	44,613	0	530,148
Loss on disposal of assets	0	0	0	0	(224,136)
Discontinued operations-subsidiaries	0	0	0	0	(3,612,359)
NET INCOME (LOSS)	$(4,577)	$(23,000)	$11,150	$(43,000)	$(4,045,134)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(.00)	$(.00)	$(.00)	$(.00)
Basic and diluted gain from debt extinguishment	$(.00)	$(.00)	$(.00)	$.01
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,365,636	16,620,279	3,069,129	16,620,279

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

Statements of Cash Flow

Unaudited

Six Months Ended			From inception (March 19, 1999) through June 30, 2005
	June 30, 2005	June 30, 2004
OPERATING ACTIVITIES
Net income (loss)	$11,500	$(43,000)	$(4,045,134)
Adjustment to reconcile net loss to net cash used by operating activities
Debt Cancellation contributed	0	0	334,014
Interest Expense Contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,745
Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(11,150)	43,000	497,578
Payables-related parties	0	0	(193,784)
NET CASH (USED) BY OPERATING ACTIVITIES	$0	$0	$(3,043,326)
FINANCING ACTIVITIES
Cash of subsidiary	$0	$0	$1,152
Additional paid in capital	0	0	1,050,000
Issue of Capital Stock	0	0	22,200
Note payable-related corporations	0	0	2,301,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	$0	$0	$3,374,801
INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	$0	$0	$(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
Patents	0	0	0
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$0	$0	$(331,475)

Increase (Decrease in cash and cash equivalents	$0	$0	$0
Cash and cash equivalents at beginning of year	$0	$0	$0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Cash Flow (Continued)

(Unaudited)

Six Months Ended
	June 30, 2005	June 30, 2004	From inception (March 19,1999) through June 30, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	$397,742	$0	$2,376,294

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2005

UNAUDITED

	Common Stock				Accumulated Deficit	Total Stockholders Equity
	Shares	Amount	Additional Paid in Capital	Treasury Stock
Balance at March 19, 1999	0	$0	$0	$0	$0	$0
Disposition of Subsidiary	0	0	0	(2,885)	0	(2,885)
Acquisition of Arrow Management, Inc.	55,814	56	5,525	0	0	5,581
Issuance of treasury stock upon reorganization	0	0	0	2,885	0	2,885
Issuance of 54,500 shares upon reorganization	54,500	54	5,396	0	0	5,450
Net Loss	0	0	0	0	(897,986)	(897,986)
BALANCE 12/31/99	110,314	110	10,921	0	(897,986)	(886,955)
Additional paid-in capital	0	0	1,050,000	0	0	1,050,000
Net loss	0	0	0	0	(1,723,395)	(1,723,395)
Balance at December 31, 2000	110,314	110	1,060,921	0	(2,621,381)	(1,560,350)
Issuance of restricted shares at $35.00 for debt	55,695	56	1,949,271	0	0	1,949,327
Net loss	0	0	0	0	(948,195)	(948,195)
Balance at December 31, 2001	166,009	166	3,010,192	0	(3,569,576)	(559,218)
Issuance of restricted shares at $35.00 for debt	201	0	7,025	0	0	7,025
Net loss	0	0	0	0	(171,594)	(171,594)

The accompanying notes are an integral part of these financial statements

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Stockholders’ Deficit (continued)

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2005

UNAUDITED

Balance at December 31, 2002	166,210	$166	$3,017,217	$0	$(3,741,170)	$(723,787)
Net Loss	0	0	0	0	(479,347)	(479,347)
Balance at December 31, 2003	166,210	166	3,017,217	0	(4,220,517)	(1,203,134)
Issuance of shares for debt	222,006	222	21,978	0	0	(22,200)
Debt Cancellation Contributed	0	0	334,014	0	0	334,014
Interest Expense Contributed	0	0	23,022	0	0	23,022
Net Income	0	0	0	0	164,233	164,233
Balance at December 31, 2004	388,216	388	3,396,231	0	(4,056,284)	(659,665)
Issuance of Shares for Debt	1,926,820	1,927	190,755	0	0	192,682
Issuance of Shares for Debt	2,050,600	2,051	203,009	0	0	205,060
Net Income	0	0	0	0	11,150	11,150
Balance At June 30, 2005	4,365,636	$4,366	$3,789,995	$0	$(4,045,134)	$250,773

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2005

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

Revenue Recognition

The Company recognizes revenue when earned and realized or realizeable.

Cash and Cash Equivalents

The Company considers  all  highly  liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Comprehensive Income

Since 1999, the Company adopted  Statement  of  Financial  Accounting  Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of June 30, 2005.

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended June 30, 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by  the weighted average number of shares outstanding during  the  period.  Diluted  net  income  (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At June 30, 2005, 2,162,392 warrants are outstanding.  They have not been included in the calculations of earnings per share as the effective is antidilutive.  111,792 warrants are exercisable at $60.00 per share.  The remaining 2,050,600 warrants are exercisable at $0.25 per share.

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising  in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the periods ended June 30, 2005 and June 30, 2004.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist  primarily  of  cash and  accounts  receivable. Cash is deposited  with high  credit, quality  financial  institutions.  Accounts  receivable are typically unsecured and are derived from revenues earned from customers located throughout the United States. The

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended June 30, 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.  NOTE PAYABLE - RELATED CORPORATIONS

At June 30, 2005, the Company owed $48,409 to related parties.  The notes bear no interest.

Previously, $152,399 was classified as owed to related parties.  As a result of stock issuances during the first quarter of 2005, the parties are no longer considered related because they cannot exercise significant control any longer.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of June 30, 2005 and 2004, the Company had 4,365,636 and 166,210 shares of common stock outstanding, respectively.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

For the Six Months Ended June 30, 2005

4.  COMMON STOCK (continued)

On August 27, 2004, the Company completed a reverse split of its common stock on the basis of 1 share for each 100 shares previously held and increased its authorized capital to 100,000,000.  All share and per share amounts have been restated as if the split had taken place at the beginning of the earliest period presented.

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

5. GOING-CONCERN

As of June 30, 2005, the Company has an accumulated deficit of $4,045,134 and its current liabilities exceeded its current assets by $260,773.  Also, the Company has no cash on hand and relies on loans from related parties to pay its expenses.  Those factors could create an uncertainty about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining funding and ultimately, upon the Company’s attaining profitable operations. The  management of the Company  intends  to  seek  additional  funding  to use for  product development  and  continued  operations. The Company recognizes that, if it is unable to raise adequate funding , it may find it necessary to substantially reduce or cease operations.

The Company is in the process of undertaking a secondary private offering of its common stock to raise working capital.

6.  COMPARATIVE FIGURES

Certain comparative amounts of previous years have been restated in order to conform with the current year’s presentation of the financial statements.

The figures presented in these statements for June 2004 reflect the consolidated figures for the Company and its, then, wholly owned subsidiaries.  As at the year ended December 31, 2004, the Company had divested itself of all of its subsidiaries and therefore the figures as presented for the periods ending June 30, 2005 are not consolidated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, China Titanium and Chemical Corp.  (the “Company”) has no operations and it does not have sufficient cash and liquid assets to satisfy its cash requirements on a monthly basis.   The Company has entered into a Share Exchange Agreement with a private Bahamian corporation also known as China Titanium and Chemical Corp. (referred to herein as “CTCC”),  whereby the Company would acquire CTCC’s 51% interest in a Chinese joint venture company.  The owner of the remaining 49% interest in the joint venture company has agreed to assign ownership of an operating titanium plant to the joint venture company.  However, the Share Exchange Agreement with CTCC is presently in default, and while the parties to the agreement have entered into a verbal agreement to extend the closing date until sufficient funds are raised to fund the Chinese joint venture as required under the Share Exchange Agreement, there is no assurance that this acquisition will conclude.

The Company has no finances with which to fund any operations. Any funds that the Company is currently raising from new investors is to fund the Share Exchange Agreement and are held in trust to be released by the Company only upon the Company having sufficient funds in place to conclude the Share Exchange Agreement , as described below.  If the Company cannot conclude the terms of the Share Exchange Agreement then the funds raised must be returned to the subscribers.    Presently the Company is relying on loans from existing shareholders in order to meet its expenses.  There is no assurance that the Company will be successful in continuing to raise capital to fund its ongoing expenses or to satisfy its obligations under the Share Exchange Agreement with CTCC.

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

The Company has no operations but has commitments for capital expenditures of at least $5,000,000 as of the date of this quarterly report in order to complete the terms of the Share Exchange Agreement.  To date, a total of $650,759 has been raised and is being held in trust for the Company pending the completion of raising the total $5,000,000USD as required under the Share Exchange Agreement.  The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  If, however, it is unable to complete the Share Exchange Agreement with CTCC, it does not anticipate making any such purchases or hiring any employees.

The Company had a net loss for the three month period ended June 30, 2005 of $4,577 as compared to a net loss of $23,000 for the three months ended June 30, 2004. The decrease in net loss is due to a decrease in general and administrative expenses during the three month period ended June 30, 2005 as there was no activity in the Company during the three month period ended June 30, 2005.

Net current assets, as at June 30, 2005 was nil.  The Company has no funds with which to carry on operations. As at June 30, 2005 the Company had a negative working capital of $250,773 and stockholders’ deficit of $3,711,120. The Company has no working capital to fund operations. The Company will be required to raise funds either by way of loans or equity to continue operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our  internal control over financial reporting.

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

Date:  August 15, 2005

By: /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer and principal financial officer