Form 10QSB
period 2005-09-30
CHINA TITANIUM & CHEMICAL CORP.
filed 2005-11-21
CIK 860401

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:

September 30, 2005

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

4,793,636 shares of Class A common stock, $.001 value, as of November 10, 2005

Transitional Small Business Disclosure Format (check one):

Yes

  No  X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Page

Unaudited Financial Statements

Balance Sheet	F1

Statements of Operations	F2

Statements of Cash Flows	F3 to F4

Statements of Stockholders’ Deficit	F5 to F6

Notes to Unaudited Financial Statements	F7 to F10

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

 Balance Sheet

Unaudited

September 30, 2005

CURRENT ASSETS
Cash	$112,082
Total Current Assets	112,082

TOTAL ASSETS	$112,082

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,965
Income taxes payable	-
Note payable – Acquisition	-
Note payable – related parties (Note 3)	50,000

TOTAL CURRENT LIABILITIES	90,965

STOCKHOLDERS’ EQUITY
Common Stock $0.001 par value, authorized 100,000,000 shares of Class A common stock Issued and outstanding 4,793,636 shares	4,794
Additional paid-in capital	4,117,567
Accumulated deficit	(4,101,244)
TOTAL STOCKHOLDERS’ EQUITY	21,117

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,082

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (March 19, 1999 to) September 30, 2005
	2005	2004	2005	2004

Revenues	$0	$0	$0	$0	0
Cost of Sales	0	0	0	0	0

GROSS PROFIT	$0	$0	$0	$0	$0

OPERATING EXPENSES
Salaries and consulting	$0	$0	$0	$0	$0
Interest expense	0	0	0	0	98,486
General and administrative	56,110	230,560	89,573	273,560	696,411
TOTAL OPERATING EXPENSES	$56,110	$230,560	$89,573	$273,560	$794,897

LOSS FROM OPERATIONS	$(56,110)	$(230,560)	$(89,573)	$(273,560)	$(794,897)
Gain from debt extinguishment	0	0	44,613	0	530,148
Loss on disposal of assets	0	0	0	0	(224,136)
Discontinued operations-subsidiaries	0	0	0	0	(3,612,359)
NET INCOME (LOSS)	$(56,110)	$(230,560)	$(44,960)	$(273,560)	$(4,101,244)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(.01)	$(.01)	$(.01)	$(.01)
Basic and diluted gain from debt extinguishment	$.00	$(.00)	$.01	$.01
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	4,370,339	16,620,279	3,504,460	16,620,279

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

Statements of Cash Flow

Unaudited

	Nine Months Ended		From inception (March 19, 1999) through September 30, 2005
	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES
Net income (loss)	$(44,960)	$(273,560)	$(4,101,244)
Adjustment to reconcile net loss to net cash used by operating activities
Debt Cancellation contributed	0	0	334,014
Interest Expense Contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,745
Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(29,946)	45,800	488,578
Payables-related parties	(538,754)	0	(344,592)
NET CASH (USED) BY OPERATING ACTIVITIES	$(613,660)	$(227,760)	$(3,259,244)
FINANCING ACTIVITIES
Cash of subsidiary	$0	$0	$1,152
Additional paid in capital	721,336	0	1,373,594
Issue of Capital Stock	4,406	22,200	26,606
Note payable-related corporations	0	205,560	2,301,449
NET CASH PROVIDED BY FINANCING ACTIVITIES	$725,742	$227,760	$3,702,801
INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	$0	$0	$(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
Patents	0	0	0
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$0	$0	$(331,475)

Increase (Decrease in cash and cash equivalents	$112,082	$0	$112,082
Cash and cash equivalents at beginning of year	$0	$0	$0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$112,082	$0	$112,082

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Cash Flow (Continued)

(Unaudited)

Nine Months Ended
	September 30, 2005	September 30, 2004	From inception (March 19,1999) through September 30, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	$397,742	$22,200	$2,376,294

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

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

The accompanying notes are an integral part of these financial statements

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (continued)

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

UNAUDITED

Balance at December 31, 2002	166,210	$166	$3,017,217	$0	$(3,741,170)	$(723,787)
Net Loss	0	0	0	0	(479,347)	(479,347)
Balance at December 31, 2003	166,210	166	3,017,217	0	(4,220,517)	(1,203,134)
Issuance of shares for debt	222,006	222	21,978	0	0	22,200
Debt Cancellation Contributed	0	0	334,014	0	0	334,014
Interest Expense Contributed	0	0	23,022	0	0	23,022
Net Income	0	0	0	0	164,233	164,233
Balance at December 31, 2004	388,216	388	3,396,231	0	(4,056,284)	(659,665)
Issuance of Shares for Debt	1,926,820	1,927	190,755	0	0	192,682
Issuance of Shares for Debt	2,050,600	2,051	203,009	0	0	205,060
Issuance of shares for private placement at $.50 per share (See Note 4)	200,000	200	99,800	0	0	100,000
Issuance of shares for private placement at $1.00 per share (See Note 4)	228,000	228	227,772	0	0	228,000
Net Loss	0	0	0	0	(44,960)	(44,960)
Balance at September 30, 2005	4,793,636	$4,794	$4,117,567	$0	$(4,101,244)	$21,117

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2005

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

On October 7, 2004, the Company entered into a share exchange agreement with China  Titanium & Chemical Corp., a private Bahamian company.  Under the terms of the share exchange agreement, the Company is responsible to raise certain funding to finalize the transaction.  The Company is in default under the terms of the share exchange agreement but has verbally agreed to extend the date for closing at this time.  There can be no assurance that the Company will be able to conclude this acquisition.  Management expects to either finalize this acquisition or seek other potential acquisitions by the fiscal year ended December 31, 2005.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when earned and realized or realizable.

Cash and Cash Equivalents

The Company considers all  highly  liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Comprehensive Income

Since 1999, the Company adopted  Statement  of  Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of September 30, 2005.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended September 30, 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax  assets  and  liabilities  are determined based on the differences between the financial and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws.  Statement of Financial  Accounting Standards  No.109,  requires recording a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by  the weighted average number of shares outstanding during  the  period.  Diluted  net  income  (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At September 30, 2005, 2,590,392 warrants are outstanding.  They have not been included in the calculations of earnings per share as the effect is antidilutive.  111,792 warrants are exercisable at $60.00 per share, 2,050,600 warrants are exercisable at $0.25 per share, 200,000 warrants are exercisable at $0.75 per share and 228,000 warrants are excisable at $1.50 per share.

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in  the  period  in  which  the advertising   space or airtime  is used.  There were no advertising costs for the periods ended September 30, 2005 and September 30, 2004.

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

For the Nine Months Ended September 30, 2005

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

3.  NOTE PAYABLE - RELATED CORPORATIONS

At September 30, 2005, the Company owed $50,000 to related parties.  The notes bear no interest.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value Class A common stock.  As of September 30, 2005 and 2004, the Company had 4,793,636 and 166,210 shares of common stock outstanding, respectively.  The shares of common stock outstanding as at September 30, 2005 includes a total of 428,000 shares which are reserved for issuance pursuant to subscriptions for private placements accepted by the Company during the three month period ended September 30, 2005 but not issued during the period.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

For the Nine Months Ended September 30, 2005

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

During the quarter ended September 30, 2005 the  Company accepted a  private placement subscription in the amount of $100,000.00 for an issuance of 200,000units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $ 0.75   per share, exercisable for a period of two years. The Company did not issue the shares during the period but has reflected them in these financial statements under stockholders equity.

During the quarter ended September 30, 2005,  the Company accepted two private placement subscriptions totaling  $228,000.00 for the issuance of 228,000 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of common stock at $1.50 per share, exercisable for a period of two years.  The Company did not issue the shares during the period but has reflected them in these financial statements under stockholders equity.

5. GOING-CONCERN

As of September 30, 2005, the Company has an accumulated deficit of $4,101,244 and continues to operate at a net loss.  Further, the Company has yet to engage in any revenue producing ventures.  These factors create an uncertainty about the Company’s ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining funding and ultimately, upon the Company’s attaining profitable operations. The  management of the Company has sold common stock through private placement memorandums.  These sales have provided the Company with cash inflows used to fund the continued operations of the Company.  At September 30, 2005, cash on hand was $112,082.  Management  intends  to continue to seek  additional  funding  to use for  product development  and  continued  operations. The Company recognizes that, if it is unable to raise adequate funding , it may find it necessary to substantially reduce or cease operations.

The Company is in the process of undertaking a secondary private offering of its Class A common stock to raise working capital and to date has closed a total of $428,000.00 in subscriptions.

6.  COMPARATIVE FIGURES

Certain comparative amounts of previous years have been restated in order to conform with the current year’s presentation of the financial statements.

The figures presented in these statements for September 2004 reflect the consolidated figures for the Company and its, then, wholly owned subsidiaries.  As at the year ended December 31, 2004, the Company had divested itself of all of its subsidiaries and therefore the figures as presented for the periods ending September 30, 2005 are not consolidated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

At present, China Titanium and Chemical Corp.  (the “Company”) has no operations. While the Company has sufficient cash to satisfy its cash requirements on a monthly basis, it does not have sufficient cash to conclude the terms of the share exchange agreement detailed below.   The Company has entered into a Share Exchange Agreement with a private Bahamian corporation also known as China Titanium and Chemical Corp. (referred to herein as “CTCC”),  whereby the Company would acquire CTCC’s 51% interest in a Chinese joint venture company.  The owner of the remaining 49% interest in the joint venture company has agreed to assign ownership of an operating titanium plant to the joint venture company.  However, the Share Exchange Agreement with CTCC is presently in default, and while the parties to the agreement have entered into a verbal agreement to extend the closing date until sufficient funds are raised to fund the Chinese joint venture as required under the Share Exchange Agreement, there can be no assurance that the Company will be able to conclude this acquisition.  Management expects to either finalize this acquisition or seek other potential acquisitions by the fiscal year ended December 31, 2005.

The Company has minimal cash  with which to fund any operations, despite the fact that subscribers to the private placement have released the funds to the Company for working capital there is not sufficient cash to be able to close on this acquisition.  There is no assurance that the Company will be successful in continuing to raise capital to fund its ongoing expenses or to satisfy its obligations under the Share Exchange Agreement with CTCC.

The Company anticipates it will require approximately $300,000 over the next twelve months to meet its expenses for legal, accounting and other expenses related to the closing of the Share Exchange Agreement or any expenses that may be required to source another acquisition should the Company not be able to complete the Share Exchange Agreement.  As part of the Share Exchange Agreement, the Company is assuming the obligation to make the capital contributions to the joint venture and has agreed to make such contributions on the following terms: $5,000,000USD to be paid on the closing of the Share Exchange Agreement and the remaining balance of $10,231,458USD to be paid, on a best efforts basis, within three (3) months from the closing.

The Company has no operations but has commitments for capital expenditures of at least $5,000,000 as of the date of this quarterly report in order to complete the terms of the Share Exchange Agreement.  To date, a total of $650,759 has been raised and as at the period ended September 30, 2005 a total of $428,000 has been released for use by the Company as general working capital and the remaining $222,759is being held in trust for the Company pending the completion of raising the total $5,000,000USD as required under the Share Exchange Agreement.     From the $428,000 released from trust only $112,082 remains for working capital.  The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  If, however, it is unable to complete the Share Exchange Agreement with CTCC, it does not anticipate making any such purchases or hiring any employees.

The Company had a net loss for the three month period ended September 30, 2005 of $56,110 as compared to a net loss of $230,560 for the three months ended September 30, 2004. The decrease in net loss is due to a decrease in general and administrative expenses during the three month period ended September 30, 2005 as there was little activity in the Company during the three month period ended September 30, 2005.

Current assets, at September 30, 2005 were $112,082.  These assets are in the form of cash which the Company will use to carry on operations.  At September 30, 2005 the Company had working capital of $21,117 and stockholders’ deficit of $4,101,244 as compared to working capital deficit of $659,665 and stockholders deficit of $4,056,284 as  of December 31, 2004.  The Company has minimal working capital to fund operations. The Company will be required to raise funds either by way of loans or equity to continue operations.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

During the quarter ended September 30, 2005 the  Company accepted a  private placement subscription in the amount of $100,000.00 for an issuance of 200,000units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $ 0.75   per share, exercisable for a period of two years. The Company did not issue the shares during the period but has reflected them in these financial statements under stockholders equity.

During the quarter ended September 30, 2005,  the Company accepted two private placement subscriptions totaling  $228,000.00 for the issuance of 228,000 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of common stock at $1.50 per share, exercisable for a period of two years.  The Company did not issue the shares during the period but has reflected them in these financial statements under stockholders equity.

Each of the foregoing issuances of securities was exempt from registration due to the exemption found in Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These sales were offshore transactions since all of the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Moreover, there were no directed selling efforts of any kind made in the Untied States neither by us nor by any affiliate or any person acting on our behalf in connection with any of these offerings. All offering materials and documents used in connection with the offers and sales of the securities included statements to the effect that the securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the Act or an exemption therefrom is available and that no hedging transactions involving those securities may not be conducted unless in compliance with the Act. Each purchaser under Regulation S certified that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from and we are required to refuse to register any transfer that does not comply with such requirements.

3

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

CHINA TITANIUM & CHEMICAL CORP.

Date:  November 21, 2005

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

5