Form 10KSB
period 2005-12-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2006-04-17
CIK 860401

OMB APPROVAL
OMB Number 3235-0420 Expires March 31, 2007 Estimated average burden hours per response……………………………1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2005

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

 Commission File Number        33-55254-01

CHINA TITANIUM &CHEMICAL CORP.

 (Name of small business issuer in its charter)

Nevada	87-0467339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Ave S.E., Calgary, Alberta Canada	T2G0T7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]       No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     [X]       No   [   ]

State issuer's net revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

Aggregate market value of voting and non-voting common equity held by non-affiliates is $8,140,750 based on the bid  price of $1.01 per share and the ask price of $12.00   per share on  April 6, 2006.

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 28, 2006, the Issuer had a total of 6,366,849 shares of Class A common stock issued and outstanding.

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

ITEM 1.     DESCRIPTION OF BUSINESS.

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

On October 7, 2004, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with the shareholders of China Titanium & Chemical Corp. ("CTCC"), a privately held Bahamian corporation.   The Company could not raise the required funding under the terms of the Share Exchange Agreement and the transaction was abandoned by the Company.

The Company has not ever declared bankruptcy, has not ever been in receivership, or similar proceedings.

 (b) Business of Issuer

Present Operations

The Company presently has no business operations.  The Company’s intends to seek,  investigate and, if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry, but the Company does intend to seek acquisition opportunities in China. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

The Company presently has limited capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to raise additional capital for an acquisition of merit.  The Company may incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-QSB’s or 10-KSB’s, agreements and related reports and documents.  The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

Antonio Care, a consultant retained by the Company and a shareholder of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

Competition

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time  with a view toward reducing the likelihood the Company could be classified as an "investment company."

     The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Patents

 The Company owns no patents and no Internet domain names.

Research and Development

The Company has not undertaken any research and development activities during each of its last two fiscal years.

Employees

As of March 30, 2006, the Company had no employees.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company does not own any plant or properties or any real estate.  The Company does not lease any property.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this registration statement.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "WAVSA".  On May 6, 2004 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its annual report for the period ended December 31, 2003.  The Company had hoped that its stock would re-commence being quoted on the OTC/BB following the filing of the Form 10-KSB for the period ended December 31, 2003 and its Form 10-QSB for the period ended March 31, 2004, however this did not occur.    Following is a report of high and low bid prices for the fiscal year 2005 and 2004. From June 30, 2004 to the end of March 31, 2005, the Company did not have any market makers that were bidding the stock on the pink sheets.

Year 2005	High	Low
4th Quarter ended 12/31/05	1.01	0.10
3rd Quarter ended 9/30/05	0.10	0.05
2nd Quarter ended 6/30/05	0.10	0.01
1st Quarter ended 3/31/05	0.00	0.00

Year 2004	High	Lo
4th Quarter ended 12/31/2004	0.00	0.00
3rd Quarter ended 9/30/2004	0.00	0.00
2nd Quarter ended 6/30/04	3.00	1.00
1st Quarter ended 3/31/04	3.50	3.00

The information as provided above for the fiscal year ended 2004 was provided by MicrocapTrade, Inc.  The information as provided above for the fiscal year ended 2005 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of the date of this filing there are 4 market makers in the Company’s stock which is presently quoted on the pink sheets.  The last available reported trade by the Pink Sheets was May 31, 2005 at $3.00 per share.  As of March 28, 2006, there were 498 record holders of the Company’s Class A common stock.

During the last two fiscal years, no dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended December 31, 2005, the Company issued a total of 451,286 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $0.75 per share, exercisable for a period of two years for cash consideration of $225,643 and a total of 121,927 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $1.50 per share for cash consideration of $121,927.

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

At present, the Company has no operations and is seeking a merger or acquisition.   The Company will not restrict its search to any specific business or industry, but the Company does intend to seek acquisition opportunities in China. The Company may participate in a business venture of virtually any kind or nature.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company presently has cash reserves of approximately $500,000.00.  Based on present operations the Company will be able to satisfy its cash requirements during the next twelve months.  However, should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  If, however, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

Consolidates financial statements as of the fiscal years ended December 31, 2005 and 2004 can be found on pages F-1 through F-16 of this document.

CHINA TITANIUM & CHEMICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2004

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent REGISTERED PUBLIC ACCOUNTING FIRM	F-3

Financial Statements:

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Stockholders’ Deficit	F-6 to F-8

Consolidated Statements of Cash Flows	F-9 to F-10

Notes to Consolidated Financial Statements	F-11 to F-16

Child Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Titanium & Chemical Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of China Titanium & Chemical Corp. (“CTCC”) (a Nevada development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period of March 21, 2004 (date of inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTCC as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2005 and 2004, and for the period of March 21, 2004 (date of inception) to December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit and has no operations.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw

CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah

April 15, 2006

1284 W. Flint Meadow Dr. #D

Kaysville, Utah  84037

Telephone 801.927.1337

Facsimile  801.927.1344

5296 S. Commerce Dr. #300

(53rd So. @ 1-15)

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite B. 4F,

North Cape Commercial Bldg,

388 King’s Road

North Point, Hong Kong

www.cpaone.net

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2005

CURRENT ASSETS
Cash	$458,799
TOTAL CURRENT ASSETS	458,799

CAPITAL ASSETS	-

TOTAL ASSETS	$458,799

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$59,172
Payable – related parties (Note 5)	105,000

TOTAL CURRENT LIABILITIES	164,172

STOCKHOLDERS’ EQUITY
Common Stock (Note 6) $0.001 par value, authorized 100,000,000 shares Issued and outstanding 5,366,849 Class A common shares	5,367
Additional paid-in capital	3,857,397
Additional paid in capital - warrants	607,167
Accumulated deficit	(4,175,304)
294,627

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$458,799

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2005	YEAR ENDED DECEMBER 31, 2004	FROM INCEPTION (MARCH 19, 1999) TO DECEMBER 31, 2005

Revenue	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

OPERATING EXPENSES
Salaries and consulting	0	0	0
Interest expense	0	23,022	98,486
General and administrative	163,633	298,280	770,471
	163,633	321,302	868,957

LOSS FROM OPERATIONS	(163,633)	(321,302)	(868,957)

GAIN (LOSS) ON DISPOSAL OF ASSETS	0	0	(224,136)
DISCONTINUED OPERATIONS- SUBSIDIARIES		0	(3,612,359)
GAIN (LOSS) ON EXTINGUISHEMENT OF DEBT	44,613	485,535	530,148
NET INCOME (LOSS)	$(119,020)	$164,233	$(4,175,304)
BASIC AND DILUTED INCOME LOSS PER SHARE Net income (loss) per weighted average share

Operations	$(0.04)	$(1.23)
Debt extinguishment	0.01	1.86

Net income (loss)	$(.03)	$.63

WEIGHTED AVERAGE NUMBER OF COMMON SHARES	3,846,109	261,703

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Common Stock
	Shares	Amount	Additional Paid in Capital	Additional Paid in Capital- Warrants	Treasury Stock	Accumulated Deficit	Total
Balance at March 19, 1999	0	$0	$0	0	$0	$0	$0
Disposition of Subsidiary	0	0	0	0	(2,885)	0	(2,885)
Acquisition of Arrow Management, Inc.	55,814	56	5,525	0	0	0	5,581
Issuance of treasury stock upon reorganization	0	0	0	0	2,885	0	2,885
Issuance of 54,500 shares upon reorganization	54,500	54	5,396	0	0	0	5,450
Net Loss	0	0	0	0	0	(897,986)	(897,986)
Balance at December 31, 1999	110,314	110	10,921	0	0	(897,986)	(886,955)
Additional paid-in capital	0	0	1,050,000	0	0	0	1,050,000
Net loss	0	0	0	0	0	(1,723,395)	(1,723,395)
Balance at December 31, 2000	110,314	110	1,060,921	0	0	(2,621,381)	(1,560,350)
Issuance of restricted shares at $35.00 for debt	55,695	56	1,949,271	0	0	0	1,949,327
Net loss	0	0	0		0	(948,195)	(948,195)
Balance at December 31, 2001	166,009	166	3,010,192	0	0	(3,569,576)	(559,218)
Issuance of restricted shares at $35.00 for debt	201	0	7,025	0	0	0	7,025

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005 (CONTINUED)

Net loss	0	0	0	0	0	(171,594)	(171,594)
Balance at December 31, 2002	166,210	166	3,017,217	0	0	(3,741,170)	(723,787)
Net Loss	0	0	0	0	0	(479,347)	(479,347)
Balance at December 31, 2003	166,210	166	3,017,217	0	0	(4,220,517)	(1,203,134)
Issuance of shares for debt	222,006	222	21,978	0	0	0	22,200
Debt Cancellation Contributed	0	0	334,014	0	0	0	334,014
Interest Expense Contributed	0	0	23,022	0	0	0	23,022
Net Income	0	0	0	0	0	164,233	164,233
Balance at December 31, 2004	388,216	388	3,396,231	0	0	(4,056,284)	(659,665)
Issuance of shares for debt	1,926,820	1,927	190,755	0	0	0	192,682
Issuance of shares for debt	2,050,600	2,051	0	203,009	0	0	205,060
Issuance of shares for private placement @ $0.50 per share (See Note 4)	200,000	200	91,257	8,543	0	0	100,000
Issuance of shares for private placement @$1.00 per share (See Note 4)	228,000	228	220,815	6,957	0	0	228,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Deficit

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 2005 (CONTINUED)

Issuance of shares for private placement @$0.50 per share ( See Note 4)	451,286	451	191,586	33,606	0	0	225,643
Issuance of shares for private placement @$1.00 per share (See Note 4)	121,927	122	116,598	5,207	0	0	121,927
Paid up capital –warrant valuation	0	0	(349,845)	349,845	0	0	0
Net Loss	0	0	0	0	0	(119,020)	(119,020)
Balance at December 31, 2005	5,366,849	5,367	3,857,397	607,167	0	(4,175,304)	294,627

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2005
	December 31, 2005	December 31, 2004
OPERATING ACTIVITIES
Net income (loss)	$(119,020)	$164,233	$(4,175,304)
Adjustment to reconcile net loss to net cash used by operating activities
Debt cancellation contributed	0	334,014	334,014
Interest expense contributed	0	23,022	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744
	(119,020)	521,269	(3,351,388)
Changes in assets and liabilities:
Sales tax receivable	0	2,116	0
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(11,739)	(355,901)	496,990
Payables-related parties	(100,060)	(288,014)	(293,844)
Income taxes	0	(497)	0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(230,819)	(121,027)	(3,274,145)

FINANCING ACTIVITIES
Issue of capital stock for cash	675,570	22,200	697,770
Cash of subsidiary	0	0	1,152

Issue of capital stock for debt	397,742		397,742
Note payable acquisition	0	(90,030)	0
Note payable-related corporations	(383,694)	205,060	1,917,755
Bank loan	0	(16,031)	0
Bank overdraft	0	(172)	0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	689,618	121,027	4,064,419

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	0	(331,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	458,799	0	458,799
Cash and cash equivalents at beginning of year	0	0	0
CASH & CASH EQUIVALENTS AT END OF YEAR	$458,799	$0	$458,799

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

Formerly known as W-WAVES USA, INC.

 (A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2005
	December 31, 2005	December 31, 2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	0	0	1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	397,742	22,200	1,978,552

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

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

On October 7, 2004, the Company entered into a share exchange agreement with China Titanium & Chemical Corp., a private Bahamian company.  The agreement did not close.

The Company is presently seeking other acquisitions in China.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with original maturities of less than three months to be cash equivalents.

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of December 31, 2005.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005 and 2004

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per  share is computed using the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  At December 31, 2005, 402 warrants were outstanding and were exercisable at $60.00 per share.  Due to the large exercise price, it is not expected that the warrants will ever be exercised.  There are also a total of 2,050,500 warrants outstanding exercisable at $0.25, 651,286 warrants outstanding exercisable at $0.75 and 349,927 warrants outstanding exercisable at $1.50.  Warrants issued during 2005 are exercisable for two years.  None of the warrants have been included in basic or diluted calculations as the effect is antidilutive.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of “SFAS” No.121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005 and 2004

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising   space or airtime is used.  There were no advertising costs for the periods ended December 31, 2005 and December 31, 2004.

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005 and 2004

3.  NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2005, advances totalling $105,000 made to the Company by related parties are outstanding. The notes are non interest bearing with no specific terms of repayment.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of December 31, 2005 and 2004, the Company had 5,366,849 and 388,216 shares of common stock outstanding, respectively.

During the quarter ended December 31, 2005, the Company issued a total of 451,286 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $0.75 per share, exercisable for a period of two years for cash consideration of $225,643 and a total of 121,927 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $1.50 per share for cash consideration of $121,927.

During the quarter ended September 30, 2005 the  Company accepted a  private placement subscription in the amount of $100,000.00 for an issuance of 200,000 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $ 0.75   per share, exercisable for a period of two years.

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005 and 2004

5.  COMMON STOCK (continued)

The warrants issued during the year were valued at $607,167 using the Black-Scholes option pricing model and is described as “Additional paid in capital – warrants” in the stockholders’ equity section of the balance sheet.  The following table summarizes the assumptions used in arriving at the valuation:

Number of Warrants Issued	Stock Price at Grant Date	Exercise Price	Term	Volatility	Annual rate of quarterly dividends	Discount Rate-Bond Equivalent Yield
2,050,600	0.01	0.25	2 year	150%	N/A	1.17%
228,000	0.05	1.50	2 year	150%	N/A	0.94%
200,000	0.05	0.75	2 year	150%	N/A	0.94%
451,286	0.10	0.75	2 year	150%	N/A	0.94%
121,927	0.10	1.50	2 year	150%	N/A	0.94%

6.  INCOME TAXES

The components of the provision for income taxes at December 31, 2005 are as follows:

Current- Federal

$

0

Deferred- Federal

0

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

0

Use of loss carryforwards

0

Change in valuation

 allowance

0

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2005.

Deferred tax assets

Net operating loss

carryforwards

$

230,000

                         Deferred tax liability

    0

230,000

Valuation allowance

(230,000)

$

0

At December 31, 2005, the Company has net operating loss (NOL) carryforwards totaling approximately $794,000. The carryforwards begin to expire in fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2005 was $0 and $0 for the year ended December 31, 2004.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005 and 2004

7. LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2005 and 2004:

2005

2004

Net income (loss) available to

common stockholders

$

(119,020)

$

164,233

Weighted average shares:

Outstanding all year

388,216

166,203

Outstanding 74% of year

3,457,893

0

Outstanding 43% of year

0

95,500

3,846,109

271,703

Basic income (loss) per share

(based on weighted

average shares)

$                 (0.03)

$                   .63

8. GOING-CONCERN

As of December 31, 2005, the Company has an accumulated deficit of $4,175,304 and remains in development stage due to it lack of  business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional capital and  ultimately,  upon  the  Company's attaining  profitable  operations. The  management of the Company  intends  to  seek  additional  funding  which  will be utilized to fund business acquisitions  and  continue  operations. The  Company  recognizes  that, if it is unable to raise additional capital, it may find it necessary to substantially reduce or cease operations.

9.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2005 and 2004.

10.  SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year ended December 31, 2005, the Company determined not to proceed with the acquisition of China Titanium and Chemical Corp.  The Company is presently negotiating on other potential joint ventures in China.

On February 16, 2006, the Company issued a total of 1,000,000 shares of Class A common stock in settlement of $100,000 in debt.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable

ITEM 8A.  CONTROLS AND PROCEDURES.

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

ITEM 8B.   OTHER INFORMATION

Subsequent to the end of the fiscal year ended December 31, 2005, the Company determined not to proceed with the acquisition of China Titanium and Chemical Corp.  The Company is presently negotiating on other potential joint ventures in China.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Michel Bourbonnais Roger Boileau	54 54	President and Director Secretary and Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The annual meeting of shareholders is specified in the Company’s bylaws to be held on January 20th, every year.  Due to the lack of operations, the Company has not yet held its shareholders meeting for 2003, 2004 or 2005.  The Company had expected to hold  a shareholders meeting during the second quarter of 2005 however, the meeting was not held. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

On December 22, 2003, Mr. Michel Bourbonnais and Mr. Boileau became the only members of the Board of Directors and the only officers of the Company.  Mr. Roger Boileau was a previous member of the Board of Directors and Secretary of the Company since August 5, 2002.

MICHEL BOURBONNAIS, Mr. Bourbonnais has been a member of the Board of Directors since December 22, 2003. From May 1973 to December 1999, Mr. Bourbonnais was employed by the National Archives of Canada.  His last position with National Archives of Canada was Chief, Conservation and Custody, Magnetic Media.  From December 1999 to May 2002, Mr. Bourbonnais was retired.  In May 2002, Mr. Bourbonnais formed his own consulting company, Seetel Management Group Inc. to provide technical expertise to various companies by way of providing research for new technologies and marketing and business plans.  Mr. Bourbonnais is not a director of any other reporting companies.

ROGER BOILEAU, Mr. Boileau became a member of the Board of Directors and Secretary of the Company on  August 5, 2002.  He is also a director and Secretary of W-Waves USA, Inc., White Wolf Audio Video Electronic Systems Inc., XD-Lab R&D Inc., and Radison Acoustique Ltee.  Mr. Boileau has been employed by Abitibi Consolidated Inc. as financial controller of the woodland and sawmill sector from January 2004 to present.   From March 2003 to January 2004, he was employed by Bowater, Inc., in the capacity of financial advisor.  From January 2001 to March 2003 he was a self-employed financial consultant.  From January 1999 to January 2001, he was the manager of operations for Bear Bay Management Caribbean Inc. (Barbados).   Mr. Boileau is not a director of any other reporting companies.

The Company does not have any significant employees at this time.

There are no family relationships among directors, executive officers, or persons nominated or chose by the Company to become directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Michel Bourbonnais	President and Member of the Board of Directors	N/A	Late/1	N/A
Roger Boileau	Secretary and Member of the Board of Directors	N/A	N/A	N/A
Bello Investments (Nassau) Ltd.	Beneficial Owner of more than 10%	Late/1	N/A	N/A
Bic International Ltd.	Beneficial Owner of more than 10%	Late/1	N/A	N/A
4040481 Canada Ltd.	Beneficial Owner of more than 10%	Late/1	Late/1	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company had previously targeted the second quarter of fiscal year 2005 to review and finalize the adoption of a code of ethics.  This did not occur.  The Company intends to review and finalize the adoption of a code of ethics at such time as it concludes a merger or acquisition and commences business operations.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for period during which the code of ethics is adopted.

ITEM 10.     EXECUTIVE COMPENSATION.

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

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Michel Bourbonnais, President	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais, President	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Victor Lacroix, President	2003	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

Options

There were no stock options granted to officers or directors of the Company during the fiscal year ended December 31, 2005.

Stock Options and Stock Award Plans

The Company presently has no stock option or stock award plans.

Compensation of Directors

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Employment Contracts and Termination of Employment and Change –in –Control Arrangements

The Company does not have any employments contracts with any of its executive officers and has not termination of employment or change in control arrangements with any of its executive officers.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 28, 2006, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Michel Bourbonnais, officer and director of China Titanium & Chemical Corp.	400,000 Class A common shares held indirectly(2)	6.09%
Class A Common	Roger Boileau, Secretary and director of China Titanium & Chemical Corp.	-0-	-0-
Class A Common	All Officers and Directors as a group	Class A Common shares	5.91%
TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Bello Investments (Nassau) Ltd. (3) P.O. Box N-7768 Ansbacher House Bank Lane, Nassau Bahamas	1,926,820 Class A common shares held directly	30.26%
Class A Common	BIC International Ltd. The Law Building, Anguilla, BWI	4,101,200 Class A common shares held directly(4)	48.72 (5)
Class A Common	Antonio Care 3886 Ave Des Generaux LaValle, Quebec Canada	250,000 Class A common shares held directly and 222,006 Class A common shares held indirectly(6)	7.41%
Class A Common	Crisis Management Inc. 12 COr Baymen Ave and Calle Al Mar Belize City, Belize	465,000 Class A common shares held directly(7)	7.30%

(1)Based on  6,366,849 shares of Class A common stock issued and outstanding.

 (2) These shares are held by Seetel Management Group Inc., company of which Mr. Bourbonnais is the controlling shareholder.   This amount includes 200,000 Class A common shares and warrants to purchase a total of 200,000 Class A common shares at $0.75 per share.

(3) Bello Investments Ltd. has advised that the beneficial owner is Hampton Insurance Ltd and the signing officer is Ian Towell.

(4) Includes 2,050,600 Class A common shares and 2,050,600 warrants to purchase Class A common shares at $0.25 per common share.  BIC International Ltd. has advised that its beneficial owner is AXA Offshore Financial Services Ltd. and the signing officer is Esther Flemings.

(5) This percentage assumes the exercise of all 2,050,600 warrants presently owned by BIC International Ltd.

(6) 222,006 Class A common shares are held in the name of 404481 Canada Ltd., a company of which Mr. Care is a 50% shareholder.

(7)  Crisis Management Inc. has advised that the sole director and officer is Mark Hulse.

Changes in Control

Not Applicable

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended December 31, 2004 the Company received $94,826 from 4040481 Canada Ltd.

 by way of advances.  These amounts are unsecured, bear no interest and have no fixed terms of repayment.  These amounts were repaid during fiscal year 2005.

During the fiscal year ended December 31, 2005, a company of which Mr. Michel Bourbonnais is the controlling shareholder completed a private placement for the purchase of 200,000 units of Class A common stock of the Company.

ITEM 13.     EXHIBITS.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2005 and December 31, 2004:

Services	2005	2004
Audit fees	$10,500	$9,500
Audit related fees	$0	$3,814
Tax fees	$200	$600
Total fees	$10,700	$13,914

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
Date: April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 17, 2006

By: /s/ Roger Boileau
Name: Roger Boileau
Title: Secretary and Member of the Board of Directors
Date: April 17, 2006