Form 10QSB
period 2006-03-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2006-05-22
CIK 860401

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 000-18272

CHINA TITANIUM & CHEMICAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0467339
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1530-9th Ave S.E.

Calgary,  Alberta , T2G 0T7

(Address of principal executive offices)

(403) 693-8000

(Issuer’s telephone number)

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

Yes     X     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

6,366,849 common shares outstanding as of May 4, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

#

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheet	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3 to F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-8

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Balance Sheet
Unaudited

March 31, 2006

CURRENT ASSETS
Cash	$445,312
Total Current Assets	445,312

TOTAL ASSETS	$445,312

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$50,694
Income taxes payable	-
Note payable	-
Note payable – related parties	55,000

TOTAL CURRENT LIABILITIES	105,694

STOCKHOLDERS’ EQUITY
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 6,366,849 shares	6,367
Additional paid-in capital	3,949,718
Additional paid-in capital warrants	613,846
Accumulated deficit	(4,230,313)
TOTAL STOCKHOLDERS’ EQUITY	339,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$445,312

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Statements of Operations
Unaudited

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	From Inception (March 19, 1999 to March 31, 2006

Revenue	$0	$0	$0
Cost of Sales	0	0	0

GROSS PROFIT	$0	$0	$0

OPERATING EXPENSES
Salaries and consulting	$0	$0	$0
Interest expense	0	0	98,486
General and administrative	55,009	28,886	825,480
	55,009	28,886	923,966

LOSS FROM OPERATIONS	$(55,009)	$(28,886)	$(923,966)

GAIN (LOSS) ON DISPOSAL OF ASSETS	$0	$0	$(224,136)
DISCONTINUED OPERATIONS - SUBSIDIARIES	$0	$0	$(3,612,359)
GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	0	44,613	530,148
NET INCOME (LOSS)	$(55,009)	$15,727	$(4,230,313)
BASIC AND DILUTED LOSS PER SHARE	$(.01)	$(.02)

Debt Extinguishment	$-	$.03
Net Income (Loss)	$(.01)	$.01
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	5,451,780	1,667,078

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Statements of Cash Flow

Unaudited

Three Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2006
	March 31, 2006	March 31, 2005
OPERATING ACTIVITIES
Net Income / (Loss)	$(55,009)	$15,727	$(4,230,313)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities
Debt cancellation contributed	0	0	334,014
Interest expense contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744

Changes in assets and liabilities:
Sales tax receivable	$0	$0	$0
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(8,478)	(2,114)	488,512
Payables-related parties	(50,000)	(231,295)	(343,844)
Income taxes	0	0	0

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(113,487)	$(217,682)	$(3,387,632)

FINANCING ACTIVITIES

Issue of capital stock for cash	$-	$397,742	$675,570
Cash of subsidiary	-	0	1,152
Issue of capital stock for debt	100,000	-	1,569,942
Note payable acquisition	0	0	0
Note payable-related corporations	-	(180,060)	1,917,755
Bank loan	0	0	0
Bank overdraft	0	0	0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	$100,000	$217,682	$4,164,419

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$0	$0	$(331,475)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(13,487)	$0	$445,312
Cash and cash equivalents at beginning of Period	$458,799	$0	$0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$445,312	$0	$445,312

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Statements of Cash Flow (Continued)

Unaudited

	Three Months Ended		FROM INCEPTION (MARCH 19, 1999) THROUGH March 31, 2006
	March 31, 2006	March 31, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	$100,000	$397,742	$2,078,552

The accompanying notes are an integral part of these consolidated financial statements.

F-4

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO MARCH 31, 2006

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

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO MARCH 31, 2006 (CONTINUED)

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

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO MARCH 31, 2006 (CONTINUED)

Issuance of shares for private placement @$0.50 per share ( See Note 4)	451,286	451	191,586	33,606	0	0	225,643
Issuance of shares for private placement @$1.00 per share (See Note 4)	121,927	122	116,598	5,207	0	0	121,927
Paid up capital –warrant valuation	0	0	(349,845)	349,845	0	0	0
Net Loss	0	0	0	0	0	(119,020)	(119,020)
Balance at December 31, 2005	5,366,849	5,367	3,857,397	607,167	0	(4,175,304)	294,627
Issuance of shares for debt	1,000,000	1,000	99,000	-	-	-	100,000
Net Loss	-	-	-	-	-	(55,009)	(55,009)
Warrant Valuation	-	-	(6,679)	6,679	-	-	-
Balance at March 31, 2006	6,366,849	6,367	3,949,718	613,846	-	(4,230,313)	339,618

The accompanying notes are an integral part of these consolidated financial statements

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2006

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 of China Titanium & Chemical Corp. (the "Company").

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of China Titanium & Chemical Corp. and its subsidiaries, W-Waves USA Inc., White Wolf Audio Vides Electronics Systems Inc., Radison Acoustique Ltee and X-D Lab R & D Inc.  All significant intercompany transactions and balances have been eliminated. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Common Stock

On February 16, 2006, the Company issued a total of 1,000,000 shares of Class A common stock in settlement of $100,000 in debt.

4

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

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the The Company presently has cash reserves of approximately $400,000.  Based on present operations the Company will be able to satisfy its cash requirements during the next twelve months.  However, should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  However, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

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

4

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

CHINA TITANIUM & CHEMICAL CORP.

Date:  May 22, 2006

By: /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer, principal accounting officer and principal financial officer

5