Form 10KSB/A
period 2005-12-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2006-07-31
CIK 860401

OMB APPROVAL
OMB Number 3235-0420 Expires March 31, 2007 Estimated average burden hours per response……………………………1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Amendment No. 1

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

As a result of a merger of November 19, 1999, the Company became the owner of certain audio technology developed by subsidiaries of  W-Waves USA, Inc. (Delaware).  As of September 2003 all operations in the Company and its subsidiaries relating to the audio technology ceased due to a lack of available capital to continue operations.

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

Child Van Wagoner &

Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Titanium & Chemical Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of China Titanium & Chemical Corp.(“CTCC”) (a Nevada development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period of March 19, 1999 (date of inception) to December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTCC as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2005 and 2004, and for the period of March 19, 1999 (date of inception) to December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

1.  ORGANIZATION AND BUSINESS ACTIVITIES

Arrow Management, Inc. (Arrow) was incorporated under the laws of the State of Nevada on January 14, 1988. On September 30, 1993, Arrow issued 52,507 shares of its common stock to acquire 99.45% of the outstanding stock of Panorama, an affiliated   company.    The   transaction   was   accounted   for under   the pooling-of-interests method of accounting, thus, the financial statements were restated as if the Companies had been consolidated for all periods presented. In December 1996, Arrow cancelled 3,500  shares of its  common  stock held for issuance to a shareholder of Panorama. As a result of this transaction, Arrow's ownership of Panorama was reduced from 99.45% to 90.73%.  On November 19, 1999, Arrow exchanged its interest in Panorama for 30,947 shares held as treasury stock.  At   approximately   the  same  time,  Arrow  entered  into  a  plan  of reorganization  with W-Waves USA,  Inc.  (W-Waves) (a Delaware  corporation)  to issue  the  30,947  shares of  treasury  stock  and an  additional  54,500 previously  un-issued shares to acquire 100% of the outstanding stock of W-Waves.  The transaction was accounted for as a reverse acquisition. These financial statements are presented from the inception date of March 19, 1999 which was the date of incorporation of W-Waves U.S.A, Inc. as this company was the last operating entity.

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
Date: July 28, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title: President. Principal Executive, Financial and Accounting Officer
Date: July 28, 2006

By: /s/ Roger Boileau
Name: Roger Boileau
Title: Secretary and Member of the Board of Directors
Date: July 28, 2006