Form 10QSB
period 2006-06-30
CHINA TITANIUM & CHEMICAL CORP.
filed 2006-08-14
CIK 860401

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

6,366,849 common shares outstanding as of July 31, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Page

Unaudited Financial Statements

Balance Sheet	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3 to F-4

Statements of Stockholders Equity	F-5 to F-7

Notes to Unaudited Financial Statements	F-8

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Balance Sheet

Unaudited

June 30, 2006

CURRENT ASSETS
Cash	$375,312
Total Current Assets	375,312

TOTAL ASSETS	$375,312

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55,694
Income taxes payable	-
Note payable – related parties	10,000

TOTAL CURRENT LIABILITIES	65,694

STOCKHOLDERS’ EQUITY
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 6,366,849 shares	6,367
Additional paid-in capital	3,949,718
Additional paid-in capital warrants	613,846
Accumulated deficit	(4,260,313)
TOTAL STOCKHOLDERS’ EQUITY	309,618

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$375,312

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (March 19, 1999 to) June 30, 2006
	2006	2005	2006	2005

Revenues	$0	$0	$0	$0	0
Cost of Sales	0	0	0	0	0

GROSS PROFIT	$0	$0	$0	$0	$0

OPERATING EXPENSES
Salaries and consulting	$0	$0	$0	$0	$0
Interest expense	0	0	0	0	98,486
General and administrative	30,000	4,577	85,009	33,463	855,480
TOTAL OPERATING EXPENSES	$30,000	$4,577	$(85,009)	$33,463	$953,966

LOSS FROM OPERATIONS	$(30,000)	$(4,577)	$(85,009)	$(33,463)	$(953,966)
Gain from debt extinguishment	0	0	0	44,613	530,148
Loss on disposal of assets	0	0	0	0	(224,136)
Discontinued operations-subsidiaries	0	0	0	0	(3,612,359)
NET INCOME (LOSS)	$(30,000)	$(4,577)	$(85,009)	$11,150	$(4,260,313)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(.00)	$(.00)	$(.00)	$(.00)
Basic and diluted gain from debt extinguishment	$(.00)	$(.00)	$(.00)	$(0.00)
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,111,293	4,365,636	611,293	3,069,129

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

Six Months Ended			From inception (March 19, 1999) through June 30, 2006
	June 30, 2006	June 30, 2005
OPERATING ACTIVITIES
Net income (loss)	$(85,009)	$11,150	$(4,260,313)
Adjustment to reconcile net loss to net cash used by operating activities
Debt Cancellation contributed	0	0	334,014
Interest Expense Contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,745
Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(3,478)	(11,150)	493,512
Payables-related parties	(95,000)	0	(388,844)
NET CASH (USED) BY OPERATING ACTIVITIES	$(183,487)	$0	$(3,457,631)
FINANCING ACTIVITIES
Cash of subsidiary	$0	$0	$1,152
Issue of Capital Stock For Cash	0	0	675,570
Issue of Capital Stock for Debt	100,000	0	2,476,294
Note payable-related corporations	0	0	655,519
NET CASH PROVIDED BY FINANCING ACTIVITIES	$100,000	$0	$4,164,419
INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	$0	$0	$(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
Patents	0	0	0
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$0	$0	$(331,475)

Increase (Decrease) in cash and cash equivalents	$(83,487)	$0	$375,312
Cash and cash equivalents at beginning of year	$458,799	$0	$0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$375,312	$0	$375,312

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Cash Flow (Continued)

Unaudited

Six Months Ended
	June 30, 2006	June 30, 2005	From inception (March 19,1999) through June 30, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$11,031
Issuance of shares to retire debt	$100,000	$397,742	$2,476,294

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2006

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

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2006

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

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO JUNE 30, 2006

Issuance of shares for private placement @$0.50 per share ( See Note 4)	451,286	451	191,586	33,606	0	0	225,643
Issuance of shares for private placement @$1.00 per share (See Note 4)	121,927	122	116,598	5,207	0	0	121,927
Paid up capital –warrant valuation	0	0	(349,845)	349,845	0	0	0
Net Loss	0	0	0	0	0	(119,020)	(119,020)
Balance at December 31, 2005	5,366,849	5,367	3,857,397	607,167	0	(4,175,304)	294,627
Issuance of shares for debt	1,000,000	1,000	99,000	-	-	-	100,000
Net Loss	-	-	-	-	-	(85,009)	(85,009)
Warrant Valuation	-	-	(6,679)	6,679	-	-	-
Balance at June 30, 2006	6,366,849	6,367	3,949,718	613,846	-	(4,260,313)	309,618

The accompanying notes are an integral part of these financial statements

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2006

Note 1- Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 of China Titanium & Chemical Corp. (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of China Titanium & Chemical Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Subsequent Events

On July 21, 2006, the Company entered into a Letter of Intent with Tianjin Hongda Group Company Limited (“Tianjin”), a company incorporated pursuant to the laws of China whereby the Company and Tianjin have agreed to enter into a joint venture contract for the purposes of jointly investing to set up a Chinese Foreign Joint Venture in Tanggu District, Tianjin of the People’s Republic of China.  The main purpose of the Sino-Foreign Joint Venture company will be to build a Titanium production facility in China.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company presently has no business operations.  The Company intends to seek,  investigate and, if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry, but the Company does intend to seek acquisition opportunities in China. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

On July 21, 2006, the Company entered into a Letter of Intent with Tianjin Hongda Group Company Limited (“Tianjin”), a company incorporated pursuant to the laws of China whereby the Company and Tianjin have indicated their intent to enter into a joint venture contract for the purposes of jointly investing to set up a Chinese Foreign Joint Venture in Tanggu District, Tianjin of the People’s Republic of China.  The main purpose of the Sino-Foreign Joint Venture company will be to build a Titanium production facility in China.  The Letter of Intent anticipates that the investment of the Joint Venture will be not more than $30,000,000 for the first phase.  Further, the Letter of Intent defines the formal Joint Venture Company to be established will have an initial capital contribution of 600,000RMB ($75,188) from the Company and 400,000RMB ($50,125) from Tianjin.  All future contributions will be

made on the basis of 60% from the Company and 40% from Tianjin.    The Company will be working to complete the Joint Venture Agreement by September 30, 2006.  The Company will have sufficient funds to make its initial capital contribution from its present working capital.  However, the Company will be required to raise additional funds to meet it ongoing obligations under the joint venture to be established which could be up to an amount of $18,000,000.  The Company will have to raise these funds through either debt or equity financings.  At present, the Company has not made any agreements for funding and cannot be assured that it will be able to raise these funds, if and when required.

Should the Company proceed to finalize the establishment of the Joint Venture Company and commence operations under the Joint Venture Company then there will be employees required under the Joint Venture Company for operations.  At this time, the Company cannot determine how many employees may be required or when they will be required.

Off Balance Sheet Arrangements

Not Applicable

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Subsequent to the period covered by this report, on July 21, 2006, the Company entered into a Letter of Intent with Tianjin Hongda Group Company Limited (“Tianjin”), a company incorporated pursuant to the laws of China whereby the Company and Tianjin have indicated their intent to enter into a joint venture contract for the purposes of jointly investing to set up a Chinese Foreign Joint Venture in Tanggu District, Tianjin of the People’s Republic of China.  The main purpose of the Sino-Foreign Joint Venture company will be to build a Titanium production facility in China.  The Letter of Intent anticipates that the investment of the Joint Venture will be not more than $30,000,000 for the first phase.  Further, the Letter of Intent defines the formal Joint Venture Company to be established will have an initial capital contribution of 600,000RMB ($75,188) from the Company and 400,000RMB ($50,125) from Tianjin.  All future contributions will be made on the basis of 60% from the Company and 40% from Tianjin.    The Company will be working to complete the Joint Venture Agreement by September 30, 2006.  The Company will have sufficient funds to make its initial capital contribution from its present working capital.  However, the Company will be required to raise additional funds to meet it ongoing obligations under the joint venture to be established which could be up to an amount of $18,000,000.  The Company will have to raise these funds through either debt or equity financings.  At present, the Company has not made any agreements for funding and cannot be assured that it will be able to raise these funds, if and when required.

Should the Company proceed to finalize the establishment of the Joint Venture Company and commence operations under the Joint Venture Company then there will be employees required under the Joint Venture Company for operations.  At this time, the Company cannot determine how many employees may be required or when they will be required.

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	Share Exchange Agreement dated October 15, 2004 between the Shareholders of China Titanium & Chemicals Corp., a Bahamian Corporation and the Company	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005
10.2	Letter of Intent dated July 21, 2006 between the China Titanium and Chemical Corp. and Tianjin Hongda Group Company Co. Ltd.	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TITANIUM & CHEMICAL CORP.

Date:  August 14, 2006

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer, principal accounting officer and principal financial officer