Form 10QSB
period 2006-09-30
CHINA TITANIUM & CHEMICAL CORP.
filed 2006-11-14
CIK 860401

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

6,366,849 common shares outstanding as of October 31, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Page

Unaudited Financial Statements

Balance Sheet	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3 to F-4

Statements of Stockholders Equity	F-5 to F-7

Notes to Unaudited Financial Statements	F-8

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Balance Sheet

Unaudited

September 30, 2006

CURRENT ASSETS
Cash	$366,272
Total Current Assets	366,272

TOTAL ASSETS	$366,272

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53,169
Income taxes payable	-
Note payable – related parties	35,000

TOTAL CURRENT LIABILITIES	88,169

STOCKHOLDERS’ EQUITY
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 6,366,849 shares	6,367
Additional paid-in capital	3,977,122
Additional paid-in capital warrants	586,442
Accumulated deficit	(4,291,828)
TOTAL STOCKHOLDERS’ EQUITY	278,103

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$366,272

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (March 19, 1999 to) September 30, 2006
	2006	2005	2006	2005

Revenues	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

OPERATING EXPENSES
Salaries and consulting	0	0	0	0	0
Interest expense	0	0	0	0	98,486
General and administrative	31,515	56,110	116,524	89,573	886,995
TOTAL OPERATING EXPENSES	31,515	56,110	116,524	89,573	985,481

LOSS FROM OPERATIONS	(31,515)	(56,110)	(116,524)	(89,573)	(985,481)
Gain from debt extinguishment	0	0	0	44,613	530,148
Loss on disposal of assets	0	0	0	0	(224,136)
Discontinued operations- subsidiaries	0	0	0	0	(3,612,359)
NET INCOME (LOSS)	$(31,515)	$(56,110)	$(116,524)	$(44,960)	$(4,291,828)

NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE
Basic and diluted loss from operations	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Basic and diluted gain from debt extinguishment	$.0.00	$.0.00	$.0.00	$0.01
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,111,293	4,365,636	6,111,293	3,069,129

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Cash Flows

Unaudited

Nine Months Ended			From inception (March 19, 1999) through September 30, 2006
	September 30, 2006	September 30, 2005
OPERATING ACTIVITIES
Net income (loss)	$(116,524)	$(44,960)	$(4,291,828)
Adjustment to reconcile net loss to net cash used by operating activities
Debt Cancellation contributed	0	0	334,014
Interest Expense Contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,745
Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(6,003)	(29,946)	490,986
Payables-related parties	(70,000)	(538,754)	(363,844)
NET CASH (USED) BY OPERATING ACTIVITIES	(192,527)	(613,660)	(3,466,672)
FINANCING ACTIVITIES
Cash of subsidiary	0	0	1,152
Issue of Capital Stock For Cash	0	4,406	675,570
Issue of Capital Stock for Debt	100,000	721,336	1,569,942
Note payable-related corporations	0	0	1,917,755
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	725,742	4,164,419
INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
Patents	0	0	0
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	0	(331,475)

Increase (Decrease) in cash and cash equivalents	(92,527)	112,082	366,272
Cash and cash equivalents at beginning of year	458,799	0	0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$366,272	$112,082	$366,272

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Statements of Cash Flows (Continued)

Unaudited

	Nine Months Ended
	September 30, 2006	September 30, 2005	From inception (March 19,1999) through September 30, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$11,031
Issuance of shares to retire debt	$100,000	$397,742	$2,476,294

The accompanying notes are an integral part of these financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

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

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

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

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity

FOR THE PERIOD MARCH 19, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

Issuance of shares for private placement @$0.50 per share ( See Note 4)	451,286	451	191,586	33,606	0	0	225,643
Issuance of shares for private placement @$1.00 per share (See Note 4)	121,927	122	116,598	5,207	0	0	121,927
Paid up capital –warrant valuation	0	0	(349,845)	349,845	0	0	0
Net Loss	0	0	0	0	0	(119,020)	(119,020)
Balance at December 31, 2005	5,366,849	5,367	3,857,397	607,167	0	(4,175,304)	294,627
Issuance of shares for debt	1,000,000	1,000	99,000	-	-	-	100,000
Net Loss	-	-	-	-	-	(116,524)	(116,524)
Warrant Valuation	-	-	20,725	(20,725)	-	-	-
Balance at September 30, 2006	6,366,849	6,367	3,977,122	586,442	-	(4,291,828)	278,103

The accompanying notes are an integral part of these financial statements

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2006

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

 As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

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

On July 21, 2006, the Company entered into a Letter of Intent with Tianjin Hongda Group Company Limited (“Tianjin”), a company incorporated pursuant to the laws of China whereby the Company and Tianjin have indicated their intent to enter into a joint venture contract for the purposes of jointly investing to set up a Chinese Foreign Joint Venture in Tanggu District, Tianjin of the People’s Republic of China.  The main purpose of the Sino-Foreign Joint Venture company will be to build a Titanium production facility in China.  The Letter of Intent anticipates that the investment of the Joint Venture will be not more than $30,000,000 for the first phase.  Further, the Letter of Intent defines the formal Joint Venture Company to be established will have an initial capital contribution of 600,000RMB ($75,188) from the Company and 400,000RMB ($50,125) from Tianjin.  All future contributions will be

made on the basis of 60% from the Company and 40% from Tianjin.    The Company will be working to complete the Joint Venture Agreement by September 30, 2006.  The Company will have sufficient funds to make its initial capital contribution from its present working capital.  However, the Company will be required to raise additional funds to meet it ongoing obligations under the joint venture to be established which could be up to an amount of $18,000,000.  The Company will have to raise these funds through either debt or equity financings.  At present, the Company has not made any agreements for funding and cannot be assured that it will be able to raise these funds, if and when required.  As at the date of this filing, the Company had not progressed with the finalization of the formal joint venture agreement.

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	Share Exchange Agreement dated October 15, 2004 between the Shareholders of China Titanium & Chemicals Corp., a Bahamian Corporation and the Company	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005
10.2	Letter of Intent dated July 21, 2006 between the China Titanium and Chemical Corp. and Tianjin Hongda Group Company Co. Ltd.	Incorporated by reference to the Exhibits previously filed with the Company’s report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TITANIUM & CHEMICAL CORP.

Date:  November 14, 2006

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer, principal accounting officer and principal financial officer