Form 10KSB
period 2006-12-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2007-04-16
CIK 860401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

Aggregate market value of voting and non-voting common equity held by non-affiliates is $2,424,286 based on the bid price of $1.25 per share on March 19, 2007.

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

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 19, 2007, the Issuer had a total of 6,366,849 shares of Class A common stock issued and outstanding.

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

Definitive Information Statement filed on Form 14-C for the annual meeting of the shareholders filed January 26, 2007

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

The Company presently has no operations and is seeking an acquisition.  It has entered into negotiations and executed a letter of intent with a company in China but not yet concluded any definitive agreements.

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

As of March 26, 2007, the Company had no employees.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock previously traded on the OTC/BB under the symbol "WAVSA".  On May 6, 2004 the Company’s common stock ceased being quoted on the OTC/BB due to the Company’s inability to file its annual report for the period ended December 31, 2003.  The Company had hoped that its stock would re-commence being quoted on the OTC/BB following the filing of the Form 10-KSB for the period ended December 31, 2003 and its Form 10-QSB for the period ended March 31, 2004, however this did not occur.    The Company has been quoted on the Pink Sheets.  Following is a report of high and low bid prices for the fiscal year 2006 and 2005. From June 30, 2004 to the end of March 31, 2005, the Company did not have any market makers that were bidding the stock on the pink sheets.

Year 2006	High	Low
4th Quarter ended 12/31/06	1.01	1.01
3rd Quarter ended 9/30/06	1.01	1.01
2nd Quarter ended 6/30/06	1.01	1.01
1st Quarter ended 3/31/06	1.01	1.01

Year 2005	High	Low
4th Quarter ended 12/31/05	1.01	0.10
3rd Quarter ended 9/30/05	0.10	0.05
2nd Quarter ended 6/30/05	0.10	0.01
1st Quarter ended 3/31/05	0.00	0.00

The information as provided above for the fiscal years ended 2006 and 2005 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of the March 26, 2007 there are 5 market makers in the Company’s stock which is presently quoted on the pink sheets.  The last available reported trade by the Pink Sheets was March 19, 2007 at $1.25 per share.  As of March 19, 2007, there were 498 record holders of the Company’s Class A common stock.

During the last two fiscal years, no dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

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

The Company presently has cash reserves of approximately $347,000.  Based on present operations the Company will be able to satisfy its cash requirements during the next twelve months.  However, should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  If, however, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

Consolidates financial statements as of the fiscal years ended December 31, 2006 and 2005 can be found on pages F-1 through F-17 of this document.

CHINA TITANIUM & CHEMICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Stockholders’ Equity	F-6 to F-8

Consolidated Statements of Cash Flows	F-9 to F-10

Notes to Consolidated Financial Statements	F-11 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

China Titanium & Chemical Corp.

We have audited the accompanying consolidated balance sheet of China Titanium & Chemical Corp. (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ending December 31, 2006 and 2005, and for the period from January 1, 2002 to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements from March 19, 1999 (date of inception), to December 31, 2001.  Those statements were audited by other auditors, whose report dated March 29, 2002, gave an unqualified opinion thereon.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are  appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Titanium & Chemical Corp. (a development state company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2006 and 2005, and for the period from January 1, 2002 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 9, 2007

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2006

CURRENT ASSETS
Cash	$347,271
TOTAL CURRENT ASSETS	347,271

CAPITAL ASSETS	-

TOTAL ASSETS	$347,271

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$58,418
Payable – related parties (Note 3)	45,000

TOTAL CURRENT LIABILITIES	103,418

STOCKHOLDERS’ EQUITY
Common Stock (Note 4) $0.001 par value, authorized 100,000,000 shares Issued and outstanding 6,366,849 Class A common shares	6,367
Additional paid-in capital	3,978,628
Additional paid in capital – warrants	584,936
Accumulated deficit	(4,326,078)
243,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,271

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2006	YEAR ENDED DECEMBER 31, 2005	FROM INCEPTION (MARCH 19, 1999) TO DECEMBER 31, 2006

Revenue	$0	$0	$0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

OPERATING EXPENSES
Salaries and consulting	0	0	0
Interest expense	0	0	98,486
General and administrative	150,774	163,633	921,245
	150,774	163,633	1,019,731

LOSS FROM OPERATIONS	(150,774)	(163,633)	(1,019,731)

GAIN (LOSS) ON DISPOSAL OF ASSETS	0	0	(224,136)
DISCONTINUED OPERATIONS- SUBSIDIARIES	0	0	(3,612,359)
GAIN (LOSS) ON EXTINGUISHEMENT OF DEBT	0	44,613	530,148
NET INCOME (LOSS)	$(150,774)	$(119,020)	$(4,326,078)
BASIC AND DILUTED INCOME (LOSS) PER SHARE Net income (loss) per weighted average share

Operations	$(0.02)	$(0.04)
Debt extinguishment	0.00	0.01

Net income (loss)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES	6,295,616	3,846,109

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the period March 19, 1999 (date of inception) to December 31, 2006

	Common Stock
	Shares	Amount	Additional Paid in Capital	Additional Paid in Capital- Warrants	Treasury Stock	Accumulated Deficit	Total
Balance at March 19, 1999	0	$0	$0	$ 0	$0	$0	$0
Disposition of Subsidiary	0	0	0	0	(2,885)	0	(2,885)
Acquisition of Arrow Management, Inc.	55,814	56	5,525	0	0	0	5,581
Issuance of treasury stock upon reorganization	0	0	0	0	2,885	0	2,885
Issuance of 54,500 shares upon reorganization	54,500	54	5,396	0	0	0	5,450
Net Loss	0	0	0	0	0	(897,986)	(897,986)
Balance at December 31, 1999	110,314	110	10,921	0	0	(897,986)	(886,955)
Additional paid-in capital	0	0	1,050,000	0	0	0	1,050,000
Net loss	0	0	0	0	0	(1,723,395)	(1,723,395)
Balance at December 31, 2000	110,314	110	1,060,921	0	0	(2,621,381)	(1,560,350)
Issuance of restricted shares at $35.00 for debt	55,695	56	1,949,271	0	0	0	1,949,327
Net loss	0	0	0		0	(948,195)	(948,195)
Balance at December 31, 2001	166,009	166	3,010,192	0	0	(3,569,576)	(559,218)
Issuance of restricted shares at $35.00 for debt	201	0	7,025	0	0	0	7,025

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the period March 19, 1999 (date of inception) to December 31, 2006 (Continued)

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the period March 19, 1999 (date of inception) to December 31, 2006 (Continued)

Issuance of shares for private placement @$0.50 per share ( See Note 4)	451,286	451	191,586	33,606	0	0	225,643
Issuance of shares for private placement @$1.00 per share (See Note 4)	121,927	122	116,598	5,207	0	0	121,927
Paid up capital –warrant valuation	0	0	(349,845)	349,845	0	0	0
Net Loss	0	0	0	0	0	(119,020)	(119,020)
Balance at December 31, 2005	5,366,849	5,367	3,857,397	607,167	0	(4,175,304)	294,627
Issuance of shares to retire debt	1,000,000	1,000	99,000	0	0	0	100,000
Paid-in capital – warrant valuation	0	0	22,231	(22,231)	0	0	0
Net Loss	0	0	0	0	0	(150,774)	(150,774)
Balance at December 31, 2006	6,366,849	$6,367	$3,978,628	$ 584,936	$0	$(4,326,078)	$243,853

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2006
	December 31, 2006	December 31, 2005
OPERATING ACTIVITIES
Net income (loss)	$(150,774)	$(119,020)	$(4,326,078)
Adjustment to reconcile net loss to net cash used by operating activities
Debt cancellation contributed	0	0	334,014
Interest expense contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744
Issue of capital stock for debt	100,000	397,742	497,742

Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(754)	(11,739)	496,236
Payables-related parties	(60,000)	(100,060)	(353,844)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(111,528)	166,923	(2,987,931)

FINANCING ACTIVITIES
Issue of capital stock for cash	0	675,570	697,770
Cash of subsidiary	0	0	1,152
Additional paid-in -capital	0	0	1,050,000
Note payable-related corporations	0	(383,694)	1,917,755
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	0	291,876	3,666,677

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	0	(331,475)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,528)	458,799	347,271
Cash and cash equivalents at beginning of year	458,799	0	0
CASH & CASH EQUIVALENTS AT END OF YEAR	$347,271	$458,799	$347,271

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

Year Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2006
	December 31, 2006	December 31, 2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	0	0	1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	100,000	397,742	2,078,552

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

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

On October 21, 1999, Arrow filed a Certificate of Name Change with the State of Nevada changing its name to W-Waves USA, Inc.  On August 27, 2004, W-Waves USA, Inc. filed a Certificate of Name Change with the State of Nevada changing its name to China Titanium & Chemical Corp. (the Company).   The Company also effected a reverse split of its shares on the basis of one share for each 100 shares issued on August 27, 2004 and increased its authorized capital to 100,000,000 Class A common shares.

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

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of December 31, 2006.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 and 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income taxes are computed using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on the differences between the financial and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  Statement of Financial Accounting Standards No. 109, requires recording a valuation allowance against deferred tax assets if based on the weight of available evidence, it is more likely than not that some or all of its deferred tax assets will not be realized.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of Class A common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  On December 31, 2006 there were a total of 2,050,500 warrants outstanding exercisable at $0.25, 651,286 warrants outstanding exercisable at $0.75 and 349,927 warrants outstanding exercisable at $1.50.  The warrants were issued in 2005 and are exercisable for two years.  None of the warrants have been included in basic or diluted calculations as the effect is antidilutive.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of.  SFAS No.121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 and 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising space or airtime is used.  There were no advertising costs for the periods ended December 31, 2006 and December 31, 2005.

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

New Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), “Share-Based Payment.”  SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

In December 2004, FASB issued Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153).”  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140,

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 and 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.”   This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

3.  NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2006, advances totalling $45,000 made to the Company by related parties are outstanding. The notes are non interest bearing with no specific terms of repayment.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value common stock.  As of December 31, 2006 and 2005, the Company had 6,366,849 and 5,366,849 shares of common stock outstanding, respectively.

On January 26, 2006, the Company issued a total of 1,000,000 Class A shares of common stock at a deemed price of $0.10 per share in settlement of $100,000 of related party debt.

During the quarter ended December 31, 2005, the Company issued a total of 451,286 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 and 2005

4.  COMMON STOCK (continued)

common stock at $0.75 per share, exercisable for a period of two years for cash consideration of $225,643 and a total of 121,927 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $1.50 per share for cash consideration of $121,927.

During the quarter ended September 30, 2005 the  Company accepted a  private placement subscription in the amount of $100,000.00 for an issuance of 200,000 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of Class A common stock at $0.75 per share, exercisable for a period of two years.

During the quarter ended September 30, 2005, the Company accepted two private placement subscriptions totaling $228,000.00 for the issuance of 228,000 units of Class A common stock, each unit consisting of one share and one warrant to purchase one share of common stock at $1.50 per share, exercisable for a period of two years.

On February 28, 2005, the Board of Directors approved the settlement of certain of the outstanding debts of the Company by way of the issuance of a total of 1,926,820 Class A common shares at a deemed price of $0.10 per common share and the issuance of a total of 2,050,600 units, each unit consisting of one common share and a warrant to purchase an additional common share at $0.25 per share for a period of two years.   The shares and the units were issued on March 3, 2005.

On August 27, 2004 the Company completed a reverse split of its common stock on the basis of 1 share for each 100 shares previously held and increased its authorized capital to 100,000,000.  All share and per share amounts have been restated as if the split had taken place at the beginning of the earliest period presented.

There were no warrants issued during fiscal year 2006.

The warrants issued during the fiscal year 2005 were valued at $607,167 using the Black-Scholes option pricing model and is described as “Additional paid in capital – warrants” in the stockholders’ equity section of the balance sheet.  The following table summarizes the assumptions used in arriving at the valuation:

Number of Warrants Issued	Stock Price at Grant Date	Exercise Price	Term	Volatility	Annual rate of quarterly dividends	Discount Rate-Bond Equivalent Yield
2,050,600	0.01	0.25	2 year	150%	N/A	1.17%
228,000	0.05	1.50	2 year	150%	N/A	0.94%
200,000	0.05	0.75	2 year	150%	N/A	0.94%
451,286	0.10	0.75	2 year	150%	N/A	0.94%
121,927	0.10	1.50	2 year	150%	N/A	0.94%

5.  INCOME TAXES

The components of the provision for income taxes at December 31, 2006 are as follows:

Current- Federal

$

51,263

Change in valuation allowance

(51,263)

Income tax provision

$

0

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 and 2005

5.  INCOME TAXES (continued)

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

51,263

Use of loss carryforwards

0

Change in valuation

 allowance

(51,263)

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2006.

Deferred tax assets

Net operating loss

carryforwards

$

1,470,866

                         Deferred tax liability

    0

1,470,866

Valuation allowance

(1,470,866

$

0

At December 31, 2006, the Company has net operating loss (NOL) carryforwards totaling approximately $4,326,000. The carryforwards begin to expire in fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2006 was $51,263 and $40,467 for the year ended December 31, 2005.

6. LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2005 and 2004:

2006

2005

Net income (loss) available to

common stockholders

$

(150,774)

   $

(119,020)

Weighted average shares:

Outstanding all year

5,366,849

388,216

Outstanding 74% of year

0

3,457,893

Outstanding 93% of year

928,767

0

6,295,616

3,846,109

Basic income (loss) per share

(based on weighted

average shares)

$

(0.02)

   $

  (0.03)

7. GOING-CONCERN

As of December 31, 2006, the Company has an accumulated deficit of $4,326,078 and remains in development stage due to it lack of business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006 and 2005

8.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2006 and 2005.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On or about January 1, 2006, Smith & Company, the principal accountant for the Company changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Smith & Company as principal accountant and on or about

August 15, 2006 engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants.  The decision to change principal accountants was approved by the Company's Board of Directors.

None of the reports of Smith & Company, on the Company's financial statements for either the fiscal years 2001 or 2002 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal year ended December 31, 2002 did contain a going concern paragraph.

There were no disagreements between the Company and Smith & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Smith & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Smith & Company has not advised the Registrant that:

1) internal controls necessary to develop reliable financial statements did not exist; or

2) information has come to the attention of Smith & Company which made it  unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

3) the scope of the audit should be expanded significantly, or information has come to the attention of Smith & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of  a previously issued audit report or the underlying financial statements, or  the financial statements issued or to be issued covering the fiscal year ended December 31, 2005.

During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORTE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Michel Bourbonnais Roger Boileau	55 55	President, Treasurer and Director Secretary and Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The company held its annual general meeting on February 17, 2007, which meeting was adjourned until February 26, 2007 due to the lack of a quorum.  On February 26, 2007, the Company held its meeting, a quorum being present. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Michel Bourbonnais	President, Treasurer and Member of the Board of Directors	N/A	Late/1	N/A

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

The Board of Directors presently does not have an audit committee. Since there are no independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the PEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.  Accordingly, no other executive officers of the Company are included in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Michel Bourbonnais, President & PEO	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais, President & PEO	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais, President & PEO	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michel Bourbonnais	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Roger Boileau	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There were no stock options granted during the fiscal year ended December 31, 2006.  The Company presently has no stock option or stock award plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michel Bourbonnais	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Roger Boileau	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended December 31, 2006 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders

The company does not presently have any equity compensation plans.

Security ownership of certain beneficial owners.

The following table sets forth information, as of March 21, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Bello Investments (Nassau) Ltd. P.O. Box N-7768 Ansbacher House Bank Lane, Nassau Bahamas	1,926,820 Class A common shares held directly	30.26%
Class A Common	BIC International Ltd. The Law Building, Anguilla, BWI	4,101,200 Class A common shares held directly(2)	48.72%
Class A Common	Antonio Care 3886 Ave Des Generaux LaValle, Quebec Canada	250,000 Class A common shares held directly and 222,006 Class A common shares held indirectly(3)	7.41%

(1)Based on 6,366,849 shares of Class A common stock issued and outstanding.

(2) Includes 2,050,600 Class A common shares and 2,050,600 warrants to purchase Class A common shares at $0.25 per common share.

(3) 222,006 Class A common shares are held in the name of 404481 Canada Ltd., a company of which Mr. Care is a 50% shareholder.

Security Ownership of Management

The following table sets forth information, as of March 21, 2007, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Michel Bourbonnais, Chief Executive Officer, Chief Financial Officer and director	400,000 Class A common shares held indirectly(2)	6.09%
Class A Common	Roger Boileau, Secretary and director	-0-	-0-
Class A Common	All Officers and Directors as a group	Class A Common shares	6.09%

(1)Based on 6,366,849 shares of Class A common stock issued and outstanding.

 (2) These shares are held by Seetel Management Group Inc., company of which Mr. Bourbonnais is the controlling shareholder.   This amount includes 200,000 Class A common shares and warrants to purchase a total of 200,000 Class A common shares at $0.75 per share.

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the quarter ended March 31, 2006, the Company issued a total of 1,000,000 Class A shares of common stock at a deemed price of $0.10 per share in settlement of $100,000 of related party debt.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2006 and December 31, 2005:

Services	2006	2005
Audit fees	$7,500	$7,500
Audit related fees	$3,000	$3,000
Tax fees	$750	$200
Total fees	$11,250	$10,700

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
Date: April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title: President. Principal Executive, Financial and Accounting Officer
Date: April 16, 2007

By: /s/ Roger Boileau
Name: Roger Boileau
Title: Secretary and Member of the Board of Directors
Date: April 16, 2007