Form 10QSB
period 2007-03-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2007-05-21
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

6,366,849 common shares outstanding as of  May 14, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Page

Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheet	F-1

Unaudited Consolidated Statements of Operations	F-2

Unaudited Consolidated Statements of Cash Flows	F-3 to F-4

Note to Unaudited Consolidated Financial Statements	F-5

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Balance Sheet
Unaudited

March 31, 2007

CURRENT ASSETS
Cash	$321,490
Total Current Assets	321,490

TOTAL ASSETS	$321,490

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55,668
Note payable – related parties	199,000

TOTAL CURRENT LIABILITIES	254,668

STOCKHOLDERS’ EQUITY
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 6,366,849 shares	6,367
Additional paid-in capital	4,536,204
Additional paid-in capital warrants	27,360
Accumulated deficit	(4,503,109)
TOTAL STOCKHOLDERS’ EQUITY	66,822

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,490

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From Inception (March 19, 1999 to March 31, 2007
Revenue	$0	$0	$0
Cost of Sales	0	0	0

GROSS PROFIT	0	0	0

OPERATING EXPENSES
Interest expense	0	0	98,486
General and administrative	177,031	55,009	1,098,276
	177,301	55,009	1,196,762

LOSS FROM OPERATIONS	(177,031)	(55,009)	(1,196,762)

GAIN (LOSS) ON DISPOSAL OF ASSETS	0	0	(224,136)
DISCONTINUED OPERATIONS - SUBSIDIARIES	0	0	(3,612,359)
GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	0	0	530,148
NET INCOME (LOSS)	$(177,031)	$(55,009)	$(4,503,109)
BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.01)

Debt Extinguishment	(0.00)	(0.00)
Net Income (Loss)	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,366,849	5,451,780

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows

Unaudited

Three Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2007
	March 31, 2007	March 31, 2006
OPERATING ACTIVITIES
Net Income / (Loss)	$(177,031)	$(55,009)	$(4,503,109)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities
Debt cancellation contributed	0	0	334,014
Interest expense contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744
Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	(2,750)	(8,478)	493,486
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(179,781)	63,487	(3,311,610)

FINANCING ACTIVITIES
Issuance of capital stock for cash	0	0	697,770
Issuance of capital stock for debt	0	100,000	497,742
Additional paid-in capital	0	0	1,050,000
Proceeds from (payments to) related parties	154,000	(50,000)	1,717,911
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	154,000	50,000	3,963,423

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Cash of subsidiary	0	0	1,152
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	0	(330,323)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,781)	(13,487)	321,490
Cash and cash equivalents at beginning of Period	347,271	458,799	0
CASH & CASH EQUIVALENTS AT END OF PERIOD	$321,490	$445,312	$321,490

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows (continued)

Unaudited

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	$0	$100,000	2,078,552

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2006 of China Titanium & Chemical Corp. (the "Company").

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of China Titanium & Chemical Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

 The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company.  The Company presently has cash reserves of approximately $320,000.  Based on present operations the Company will be able to satisfy its cash requirements during the next twelve months.  However, should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  However, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

As stated above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

On July 21, 2006, the Company entered into a Letter of Intent with Tianjin Hongda Group Company Limited (“Tianjin”), a company incorporated pursuant to the laws of China whereby the Company and Tianjin have indicated their intent to enter into a joint venture contract for the purposes of jointly investing to set up a Chinese Foreign Joint Venture in Tanggu District, Tianjin of the People’s Republic of China.  The main purpose of the Sino-Foreign Joint Venture company will be to build a Titanium production facility in China.  The Letter of Intent anticipates that the investment of the Joint Venture will be not more than $30,000,000 for the first phase.  Further, the Letter of Intent defines the formal Joint Venture Company to be established will have an initial capital contribution of 600,000RMB ($75,188) from the Company and 400,000RMB ($50,125) from Tianjin.  All future contributions will be made on the basis of 60% from the Company and 40% from Tianjin.    The Company had hoped to complete the Joint Venture Agreement by September 30, 2006.   The Company presently has representatives in China meeting with the potential joint venture partner and hopes to be able to finalize terms by June 30, 2007 quarter.   The Company will have sufficient funds to make its initial capital contribution from its present working capital.  However, the Company will be required to raise additional funds to meet it ongoing obligations under the joint venture to be established which could be up to an amount of $18,000,000 for the first phase of development.  The Company will have to raise these funds through either debt or equity financings.  At present, the Company has not made any agreements for funding and cannot be assured that it will be able to raise these funds, if and when required.  As at the date of this filing, the Company had not progressed with the finalization of the formal joint venture agreement.

Should the Company proceed to finalize the establishment of the Joint Venture Company and commence operations under the Joint Venture Company then there will be employees required under the Joint Venture Company for operations.  At this time, the Company cannot determine how many employees may be required or when they will be required.

Off Balance Sheet Arrangements

Not Applicable

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

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

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was intended to be held on February 17, 2007, but was adjourned to February 26, 2007 due to the lack of a quorum.  The meeting was held on February 26, 2007 at which the following items were voted upon:

  a)

The shareholders fixed the number of directors for the ensuing year at two.

Voting Results	For	Against	Abstain
To fix the number of directors at 2 and to authorize the Board of Directors to fill any vacancies.	4,763,426	0	0

b)

The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Michel Bourbonnais	4,763,426	0	0
Roger Boileau	4,763,426	0	0

c)

The shareholders ratified the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors, Child, Van Wagoner & Bradshaw, PLLC have been our auditors since 2006.

Voting Results	For	Against	Abstain
To appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors	4,763,426	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE
10.1	Share Exchange Agreement dated October 15, 2004 between the Shareholders of China Titanium & Chemicals Corp., a Bahamian Corporation and the Company	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005
10.2	Letter of Intent dated July 21, 2006 between the China Titanium and Chemical Corp. and Tianjin Hongda Group Company Co. Ltd.	Incorporated by reference to the Exhibits previously filed with the Company’s report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2006
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on January 29, 2007
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA TITANIUM & CHEMICAL CORP.

Date:  May 18, 2007

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer, principal accounting officer and principal financial officer