Form 10QSB
period 2007-06-30
CHINA TITANIUM & CHEMICAL CORP.
filed 2007-08-20
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

6,366,849 common shares outstanding as of  July 26, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Page

Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheet	F-1

Unaudited Consolidated Statements of Operations	F-2

Unaudited Consolidated Statements of Cash Flows	F-3 to F-4

Note to Unaudited Consolidated Financial Statements	F-5

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

Unaudited

June 30, 2007

CURRENT ASSETS
Cash	$347,632
Total Current Assets	347,632

TOTAL ASSETS	$347,632

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$61,639
Note payable – related parties	249,000

TOTAL CURRENT LIABILITIES	310,639

STOCKHOLDERS’ EQUITY
Common Stock $0.001 par value, authorized 100,000,000 shares Issued and outstanding 6,366,849 shares
Paid in capital	6,367
Additional paid-in capital	4,560,487
Additional paid-in capital warrants	3,077
Accumulated deficit	(4,532,938)
TOTAL STOCKHOLDERS’ EQUITY	36,993

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,632

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (March 19, 1999 to) June 30, 2007
	2007	2006	2007	2006

Revenues	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

GROSS PROFIT	$0	$0	$0	$0	$0

OPERATING EXPENSES
Interest expense	0	0	0	0	98,486
General and administrative	29,829	30,000	206,860	85,009	1,128,105
	$29,829	$30,000	$206,860	$85,009	$1,226,591

LOSS FROM OPERATIONS	$(29,829)	$(30,000)	$(206,860)	$85,009	$(1,226,591)

Gain (Loss) on disposal of assets	0	0	0	0	(224,136)
Discontinued operations-subsidiaries	0	0	0	0	(3,612,359)
Gain (Loss) on extinguishment of Debt	0	0	0	0	530,148
NET INCOME (LOSS)	$(29,829)	$(30,000)	$(206,860)	$(85,009)	$(4,532,938)

Basic and diluted loss per share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Number of Common Shares Outstanding	6,366,849	6,111,293	6,366,849	6,111,293

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

	Six Months Ended		From inception (March 19, 1999) through June 30, 2007
	June 30, 2007	June 30, 2006
OPERATING ACTIVITIES
Net income (loss)	$(206,860)	$(85,009)	$(4,532,938)
Adjustment to reconcile net income (loss) to net cash (used) by operating activities
Debt cancellation contributed	0	0	334,014
Interest expense contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744
Issue of capital stock for debt	0	0	497,742
Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	3,221	(3,478)	499,457

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(203,639)	$(88,487)	$(2,837,726)

FINANCING ACTIVITIES
Issuance of capital stock for cash	0	0	697,770
Issuance of capital stock for debt	0	100,000	1,050,000
Additional paid-in capital
Proceeds from (payments to) related parties	204,000	(95,000)	1,767,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	$204,000	$5,000	$3,515,681

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	$0	$0	$(162,087)
Cash of subsidiary
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	$0	$0	$(331,475)

Increase (decrease) in cash and cash equivalents	$361	$(83,487)	$353,758
Cash and cash equivalents at beginning of Period	$347,271	$458,799	$-
CASH & CASH EQUIVALENTS AT END OF PERIOD	$347,632	$375,312	$353,758

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flow (Continued)

Unaudited

	Six Months Ended
	June 30, 2007	June 30, 2006	From inception (March 19,1999) through June 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	$0	$100,000	$2,078,552

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2007

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

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

On July 21, 2006, the Company entered into a Letter of Intent with Tianjin Hongda Group Company Limited (“Tianjin”), a company incorporated pursuant to the laws of China whereby the Company and Tianjin have indicated their intent to enter into a joint venture contract for the purposes of jointly investing to set up a Chinese Foreign Joint Venture in Tanggu District, Tianjin of the People’s Republic of China.  The main purpose of the Sino-Foreign Joint Venture company will be to build a Titanium production facility in China.  The Letter of Intent anticipates that the investment of the Joint Venture will be not more than $30,000,000 for the first phase.  Further, the Letter of Intent defines the formal Joint Venture Company to be established will have an initial capital contribution of 600,000RMB ($75,188) from the Company and 400,000RMB ($50,125) from Tianjin.  All future contributions will be made on the basis of 60% from the Company and 40% from Tianjin.    The Company had hoped to complete the Joint Venture Agreement by September 30, 2006.   The Company has had representatives in China for negotiation during the quarter ending March 31, 2007 and had hoped to finalize terms of the agreements for a joint venture by the period covered by this report.  However, the Company was unable to do so.   As at the date of the filing of this report the Company again has representatives in China meeting with the potential joint venture partner and hopes to be able to finalize terms by quarter ending September 30, 2007.   The Company believes it will have sufficient funds to make its initial capital contribution from its present working capital.  However, the Company will be required to raise additional funds to meet it ongoing obligations under the joint venture to be established which could be up to an amount of $18,000,000 for the first phase of development.  The Company will have to raise these funds through either debt or equity financings.  At present, the Company has not made any agreements for funding and cannot be assured that it will be able to raise these funds, if and when required.  As at the date of this filing, the Company had not progressed with the finalization of the formal joint venture agreement.

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

Date:  August 20, 2007

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer, principal accounting officer and principal financial officer