Form 10QSB
period 2007-09-30
CHINA TITANIUM & CHEMICAL CORP.
filed 2007-11-14
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

6,366,849 common shares outstanding as of  November 7, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Page

Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheet	F-1

Unaudited Consolidated Statements of Operations	F-2

Unaudited Consolidated Statements of Cash Flows	F-3 to F-4

Note to Unaudited Consolidated Financial Statements	F-5

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

Unaudited

September 30, 2007

CURRENT ASSETS
Cash	$241,984
Total Current Assets	241,984

TOTAL ASSETS	$241,984

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$65,439
Note payable – related parties	249,000

TOTAL CURRENT LIABILITIES	314,439

STOCKHOLDERS’ EQUITY
Common Stock; $0.001 par value, 100,000,000 shares authorized, 6,366,849 shares issued and outstanding	6,367
Additional paid-in capital	4,563,439
Additional paid-in capital warrants	125
Accumulated deficit	(4,642,386)
TOTAL STOCKHOLDERS’ EQUITY	(72,455)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,984

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (March 19, 1999 to) September 30, 2007
	2007	2006	2007	2006

Revenues	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

GROSS PROFIT	0	0	0	0	0

OPERATING EXPENSES
Interest expense	0	0	0	0	98,486
General and administrative	109,448	31,515	316,308	116,524	1,237,553
	109,448	31,515	316,308	116,524	1,336,039

LOSS FROM OPERATIONS	(109,448)	(31,515)	(316,308)	(116,524)	(1,336,039)

Gain (Loss) on disposal of assets	0	0	0	0	(224,136)
Discontinued operations-subsidiaries	0	0	0	0	(3,612,359)
Gain (Loss) on extinguishment of Debt	0	0	0	0	530,148
NET INCOME (LOSS)	$(109,448)	$(31,515)	$(316,308)	$(116,524)	$(4,642,386)

Basic loss per share	$(.02)	$(.01)	$(.05)	$(.02)
Weighted Average Number of Common Shares Outstanding	6,366,849	6,366,849	6,366,849	6,271,611

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

	Nine Months Ended		From inception (March 19, 1999) through September 30, 2007
	September 30, 2007	September 30, 2006
OPERATING ACTIVITIES
Net income (loss)	$(316,308)	$(116,524)	$(4,642,386)
Adjustment to reconcile net income (loss) to net cash (used) by operating activities
Debt cancellation contributed	0	0	334,014
Interest expense contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744
Issue of capital stock for debt	0	0	497,742
Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable and accruals	7,021	(6,003)	503,257

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(309,287)	(122,527)	(2,943,374)

FINANCING ACTIVITIES
Issuance of capital stock for cash	0	0	697,770
Issuance of capital stock for debt	0	100,000	1,050,000
Proceeds from (payments to) related parties	204,000	(70,000)	1,767,911
NET CASH PROVIDED BY FINANCING ACTIVITIES	204,000	30,000	3,515,681

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Cash of subsidiary			1,152
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	0	(330,323)

Increase (decrease) in cash and cash equivalents	(105,287)	(92,527)	241,984
Cash and cash equivalents at beginning of Period	347,271	458,799	-
CASH & CASH EQUIVALENTS AT END OF PERIOD	$241,984	$366,272	$241,984

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flow (Continued)

Unaudited

	Nine Months Ended
	September 30, 2007	September 30, 2006	From inception (March 19,1999) through September 30, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	$0	$0	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	$0	$100,000	$2,087,552

The accompanying note is an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2007

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

The interim consolidated financial statements present the consolidated balance sheet, consolidated statements of operations, and consolidated cash flows of China Titanium & Chemical Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

The Company presently has no business operations.  The Company intends to seek,  investigate and, if  such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Act of 1934.  The Company will not restrict its search to any specific business or industry.  It was the intent of the Company to seek acquisition opportunities in China, however to date the Company has been unsuccessful in finalizing any agreements and therefore has determined to look at all business opportunities that may arise. The Company may participate in a business venture of virtually any kind or nature.  This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.  This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

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

  Acquisition Opportunities

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

 The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company.  The Company presently has cash reserves of approximately $242,000.  Based on present operations the Company will be able to satisfy its cash requirements during the next twelve months.  However, should the Company enter into an agreement for a merger or acquisition, the Company may be required to raise additional funds for the project.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company at this time cannot predict what the amount of funds required may be for any acquisition or merger. The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  However, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

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

The Company had previously entered into a letter of intent for a joint venture in China however, the Company was unable to finalize a formal agreement and management has determined not to pursue the business opportunity further.   The Company is presently looking for a suitable merger or acquisition candidate, however, we have not found any business opportunity as at the date of this filing.

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

Date:  November 13, 2007

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title:  President, principal executive officer, principal accounting officer and principal financial officer