Form 10KSB
period 2007-12-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2008-03-31
CIK 860401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-18272

CHINA TITANIUM &CHEMICAL CORP.

 (Name of small business issuer in its charter)

Nevada	87-0467339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530-9th Ave S.E., Calgary, Alberta Canada	T2G0T7
(Address of principal executive offices)	(Zip Code)

Issuer’s’s telephone number   (403) 693-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[    ].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                              Yes     [X]       No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                              [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     [X]       No   [   ]

State issuer's net revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

Aggregate market value of voting and non-voting common equity held by non-affiliates is $2,781,365 based on the trading price of $1.50 per share on March 27, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of March 26, 2008, the Issuer had a total of 6,366,849 shares of Class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

____X______No

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Business Development

China Titanium & Chemical Corp., (formerly W-Waves USA, Inc.) (formerly Arrow Management, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on January 14, 1988.

On August 30, 2004 the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name to China Titanium & Chemical Corp. and to effect a reverse split of its Class A common shares on the basis of 1 share for each 100 shares held.

On October 7, 2004, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with the shareholders of China Titanium & Chemical Corp. ("CTCC"), a privately held Bahamian corporation.   The Company could not raise the required funding under the terms of the Share Exchange Agreement and the transaction was abandoned by the Company.  The Company entered into a further letter of intent during fiscal 2007 to enter into a joint venture in China but was unable to finalize the terms on an agreement.

On March 17, 2008, the Company issued as news release advising that management is finalizing negotiations to acquire all of the issued and outstanding shares of Far Vista Holdings Inc., a wholly owned subsidiary of 10142361 Saskatchewan Ltd. (dba Far Vista Studios).

Far Vista Studios is in the business of developing games. An initial developer of PC games, they now have moved into the more unique and appealing online version which is quickly becoming the most popular format. The management of Far Vista Studios believes that this innovation and uniqueness positions Far Vista Studios to capitalize and reap the benefits of future explosive and staggering market growth from playing online. Given the direction of the industry and gaming in general combined with the principles’ inherent love of gaming led Far Vista Studios to develop what is considered to be, “an enjoyable, creative, leading–edge and addictive, multi-player arena first person shooter combat game for adults” called “Run The Gauntlet”. “Run The Gauntlet” is the first pay to play online gaming tournament that runs continually. Players of all skill levels can enjoy the opportunity to compete on a world wide stage. Far Vista Holdings Inc. acquired the world wide licensing rights to the “Run The Gauntlet” from Far Vista Studios.

Current negotiations which are now expected to be finalized no later than March 31, 2008 call for the issuance of 10,416,600 shares of the Company’s Class A common stock to 10142361 Saskatchewan Ltd. (dba Far Vista Studios). Further the Company will undertake a private placement by way of a units offering to raise a total of $300,000 by way of the issuance of 3,000,000 units, each unit consisting of one share of Class A common stock and a one year warrant entitling the holder the right to purchase one additional share of Class A common stock at $0.20 per share. It is expected that upon completion of the acquisition, the current board of directors of the Company will resign and Far Vista Studios will appoint a new board of directors. These transactions will effect a change in control of the Company, should they complete.

The Company will file an 8-K report with the U.S. Securities and Exchange Commission (“SEC”) upon execution of a formal agreement.

The Company has not ever declared bankruptcy, has not ever been in receivership, or similar proceeding.

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

The analysis of new business opportunities is being  undertaken by, or under the supervision of, the officers and directors of the Company.  Antonio Care, a consultant retained by the Company and a shareholder of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

The Company is presently in negotiations to acquire the shares of Far Vista Holdings Inc.   Far Vista Holdings Inc. is a company holding the licensing rights to a game called the “Run the Gauntlet”, which it received from the developer, Far Vista Studios.   The Company expects to finalize the terms of the acquisition by March 31, 2008 and conclude the acquisition by April 15, 2008, subject to the completion of audited financial statements of Far Vista Holdings Inc.  Should the Company be successful in concluding these negotiations, they will be required to raise additional capital for operations.  There can be no assurance that the Company will complete the acquisition or that they will be successful in raising the required capital or any additional capital.

  Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. Should the Company finalize the acquisition of Far Vista Holdings Inc., this transaction is expected to effect a change in control of the Company.

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

With respect to any merger or acquisition, a negotiation with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets, or is required to issue a significant number of shares to effect a transaction. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

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

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements  prior to the closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).  The Company expects that the acquisition of Far Vista will take place by an exchange of shares between the Company and the shareholder of Far Vista Holdings Inc. and will result in a change of control of the Company should this transaction take place.   The Company will comply with all filing requirements in regard to the acquisition should it successfully conclude the acquisition.   The Company expects to file a Form 8-K and to provide the detail as required,  including audited financial statements of Far Vista Holdings Inc.

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

As of March 28, 2008, the Company had no employees.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company does not own any plant or properties or any real estate.  The Company does not lease any property.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this annual report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)

The Company's common stock is presently quoted on the OTC/BB under the symbol "CTPJA".  The Company was approved for quotation on the OTC/BB on May 16, 2007.  Up to May 16, 2007 and during fiscal 2006, the company was quoted on the Pink Sheets.  Following is a report of high and low bid prices for the fiscal year 2007 and 2006.

Year 2007	High	Low
4th Quarter ended 12/31/07	1.26	1.01
3rd Quarter ended 9/30/07	1.50	1.05
2nd Quarter ended 6/30/07	1.25	1.25
1st Quarter ended 3/31/07	1.25	1.01

Year 2006	High	Low
4th Quarter ended 12/31/06	1.01	1.01
3rd Quarter ended 9/30/06	1.01	1.01
2nd Quarter ended 6/30/06	1.01	1.01
1st Quarter ended 3/31/06	1.01	1.01

The information as provided above for the fiscal years ended 2007 and 2006 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

The last available reported trade on the OTC/BB was March 27, 2008 at $1.50 per share.  As of March 26, 2008, there were 526 record holders of the Company’s Class A common stock.

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

On March 17, 2008, the Company issued as news release advising that management is finalizing negotiations to acquire all of the issued and outstanding shares of Far Vista Holdings Inc, a wholly owned subsidiary of Far Vista Studios.

Far Vista Studios is in the business of developing games. An initial developer of PC games, they now have moved into the more unique and appealing online version which is quickly becoming the most popular format. The management of Far Vista Studios believes that this innovation and uniqueness positions Far Vista Studios to capitalize and reap the benefits of future explosive and staggering market growth from playing online. Given the direction of the industry and gaming in general combined with the principles’ inherent love of gaming led Far Vista Studios to develop what is considered to be, “an enjoyable, creative, leading–edge and addictive, multi-player arena first person shooter combat game for adults” called “Run The Gauntlet”. “Run The Gauntlet” is the first pay to play online gaming tournament that runs continually. Players of all skill levels can enjoy the opportunity to compete on a world wide stage. Far Vista Holdings Inc. acquired the world wide licensing rights to the “Run The Gauntlet” from Far Vista Studios.

Current negotiations which are now expected to be finalized no later than March 31, 2008 call for the issuance of 10,416,600 shares of the Company’s Class A common stock to 10142361 Saskatchewan Ltd. (dba Far Vista Studios). Further the Company will undertake a private placement by way of a units offering to raise a total of $300,000 by way of the issuance of 3,000,000 units, each unit consisting of one share of Class A common stock and a one year warrant to purchase one additional share of Class A common stock at $0.20 per share. It is expected that upon completion of the acquisition, the current board of directors of the Company will resign and Far Vista Studios will appoint a new board of directors. These transactions will effect a change in control of the Company.

The Company currently has limited cash, however management believes that based on present operations the Company will be able to satisfy its cash requirements during the next twelve months.  However, should the Company conclude the acquisition of Far Vista Holdings Inc. it will be required to raise additional cash for operations.   At present, it is unknown how much cash will be required for the operations of Far Vista Holdings Inc.  There can be no assurance that the Company will be able to raise the additional funds that may be required.  The Company cannot accurately state at this time whether it will be required to purchase any plant or equipment or have any significant changes in the number of employees.  It, however, it does not anticipate making any such purchases or hiring any employees until such time as it has completed an acquisition or a merger.

Off Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7.      FINANCIAL STATEMENTS

Consolidates financial statements as of the fiscal years ended December 31, 2007 and 2006 can be found on pages F-1 through F-15 of this document.

CHINA TITANIUM & CHEMICAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF THE FISCAL YEARS ENDED DECEMBER 31, 2007 AND 2006

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

INDEX TO FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Page

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheet	F-4

Consolidated Statements of Operations	F-5

Consolidated Statement of Stockholders’ Equity	F-6 to F-8

Consolidated Statements of Cash Flows	F-9 to F-10

Notes to Consolidated Financial Statements	F-11 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

China Titanium & Chemical Corp.

We have audited the accompanying consolidated balance sheet of China Titanium & Chemical Corp. (a development stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006, and for the period from March 19, 1999 (date of inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements from March 19, 1999 (date of inception), to December 31, 2001.  Those statements were audited by other auditors, whose report dated March 29, 2002, gave an unqualified opinion thereon.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Titanium & Chemical Corp. (a development state company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2007 and 2006, and for the period from March 19, 1999 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 25, 2008

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Balance Sheet

	December 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$236,739	347,271
TOTAL CURRENT ASSETS	236,739	347,271

TOTAL ASSETS	$236,739	347,271

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$68,851	58,418
Payable – related parties (Note 3)	314,000	45,000

TOTAL CURRENT LIABILITIES	382,851	103,418

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock (Note 4) $0.001 par value, authorized 100,000,000 shares Issued and outstanding 6,366,849 Class A common shares	6,367	6,367
Additional paid-in capital	4,563,564	3,978,628
Additional paid in capital – warrants	-	584,936
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,716,043)	(4,326,078)
	(146,112)	243,853

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$236,739	347,271

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

	YEAR ENDED DECEMBER 31, 2007	YEAR ENDED DECEMBER 31, 2006	FROM INCEPTION (MARCH 19, 1999) TO DECEMBER 31, 2007

Revenue	$0	$0	$0
Cost of sales	0	0	0

GROSS MARGIN	0	0	0

OPERATING EXPENSES
Salaries and consulting	0	0	0
Financial	0	0	98,486
General and administrative	389,965	150,774	1,311,210
	389,965	150,774	1,409,696

INCOME (LOSS) FROM OPERATIONS	(389,965)	(150,774)	(1,409,696)

GAIN (LOSS) ON DISPOSAL OF ASSETS	0	0	(224,136)
DISCONTINUED OPERATIONS- SUBSIDIARIES	0	0	(3,612,359)
GAIN FROM EXTINGUISHMENT OF DEBT	0		530,148
NET INCOME (LOSS)	$(389,965)	$(150,774)	$(4,716,043)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,366,849	6,295,616

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the period March 19, 1999 (date of inception) to December 31, 2007

	Common Stock
	Shares	Amount	Additional Paid in Capital	Additional Paid up Capital- Warrants	Treasury Stock	Net income (loss)	Total
Balance at March 19, 1999	0	$0	$0	$ 0	$0	$0	$0
Disposition of Subsidiary	0	0	0	0	(2,885)	0	(2,885)
Acquisition of Arrow Management, Inc.	55,814	56	5,525	0	0	0	5,581
Issuance of treasury stock upon reorganization	0	0	0	0	2,885	0	2,885
Issuance of 54,500 shares upon reorganization	54,500	54	5,396	0	0	0	5,450
Net Loss	0	0	0	0	0	(897,986)	(897,986)
Balance at December 31, 1999	110,314	110	10,921	0	0	(897,986)	(886,955)
Additional paid-in capital	0	0	1,050,000	0	0	0	1,050,000
Net loss	0	0	0	0	0	(1,723,395)	(1,723,395)
Balance at December 31, 2000	110,314	110	1,060,921	0	0	(2,621,381)	(1,560,350)
Issuance of restricted shares at $35.00 for debt	55,695	56	1,949,271	0	0	0	1,949,327
Net loss	0	0	0		0	(948,195)	(948,195)
Balance at December 31, 2001	166,009	166	3,010,192	0	0	(3,569,576)	(559,218)
Issuance of restricted shares at $35.00 for debt	201	0	7,025	0	0	0	7,025

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the period March 19, 1999 (date of inception) to December 31, 2007 (Continued)

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the period March 19, 1999 (date of inception) to December 31, 2007 (Continued)

Issuance of shares for private placement @$0.50 per share ( See Note 4)	451,286	451	191,586	33,606	0	0	225,643
Issuance of shares for private placement @$1.00 per share (See Note 4)	121,927	122	116,598	5,207	0	0	121,927
Paid up capital –warrant valuation	0	0	(349,845)	349,845	0	0	0
Net Loss	0	0	0	0	0	(119,020)	(119,020)
Balance at December 31, 2005	5,366,849	5,367	3,857,397	607,167	0	(4,175,304)	294,627
Issuance of shares to retire debt	1,000,000	1,000	99,000	0	0	0	100,000
Paid-in capital – warrant valuation	0	0	22,231	(22,231)	0	0	0
Net Loss	0	0	0	0	0	(150,774)	(150,774)
Balance at December 31, 2006	6,366,849	6,367	3,978,628	584,936	0	(4,326,078)	243,853
Warrant valuation	0	0	584,936	(584,936)	0	0	0
Net Loss 2007	0	0	0	0	0	(389,965)	(389,965)
Balance at December 31, 2007	6,366,849	$6,367	$4,563,564	$ 0	$0	$(4,716,043)	$(146,112)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended		FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2007
	December 31, 2007	December 31, 2006
OPERATING ACTIVITIES
Net income (loss) for the period	$(389,965)	$(150,774)	$(4,716,043)
Adjustment to reconcile net income (loss) to net cash used by operating activities
Debt cancellation contributed	0	0	334,014
Interest expense contributed	0	0	23,022
Loss on write down of assets	0	0	224,136
Depreciation and amortization	0	0	242,744
Issue of capital stock for debt	0	100,000	497,742

Changes in assets and liabilities:
Intangible and other assets	0	0	(125,903)
Accounts payable	10,433	(754)	506,669
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(379,532)	(51,528)	(3,013,619)

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	0	0	(162,087)
Disposition of assets	0	0	52,606
Acquisition of capital assets	0	0	(221,994)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	0	0	(331,475)

FINANCING ACTIVITIES
Issuance of capital stock for cash	0	0	697,770
Cash of subsidiary	0	0	1,152
–Issuance of capital stock for debt	0	0	1,050,000
Proceeds from (payments) – related parties	269,000	(60,000)	1,832,911
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	269,000	(60,000)	3,581,833

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(110,532)	(111,528)	236,739
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	347,271	458,799	0
CASH & CASH EQUIVALENTS AT END OF YEAR	$236,739	$347,271	$236,739

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

	Year Ended		FROM INCEPTION (MARCH 19, 1999) THROUGH DECEMBER 31, 2007
	December 31, 2007	December 31, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$0	$0	$125,166
Income taxes	0	0	1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$0	$0	$5,450
Issuance of shares to retire debt	0	100,000	2,078,552

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

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

The Company is presently seeking other acquisitions..

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

Comprehensive Income

Since 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting   Comprehensive   Income".  This   statement   establishes   rules   for the reporting of comprehensive income and its components. The adoption of SFAS No.130 had no significant impact on total stockholders’ deficit as of December 31, 2007.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of Class A common shares and common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock warrants.  No warrants are outstanding as of December 31, 2007.

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

Advertising Costs

The Company recognizes advertising expenses in accordance with Statement of Position 93-7, "Reporting on Advertising Costs". As such, the Company expenses the cost of communicating advertising in the   period in which the advertising space or airtime is used.  There were no advertising costs for the periods ended December 31, 2007 and December 31, 2006.

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

December 31, 2007 and 2006

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

3.  NOTE PAYABLE - RELATED CORPORATIONS

At December 31, 2007, advances totalling $314,000 made to the Company by related parties are outstanding. The notes are non interest bearing with no specific terms of repayment.

4.  COMMON STOCK

The Company is authorized to issue 100,000,000 shares of $.001 par value class A common stock.  As of December 31, 2007 and 2006, the Company had 6,366,849 and 6,366,849 shares of class A common stock outstanding, respectively.

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

There were no warrants issued during fiscal year 2007.

5.  INCOME TAXES

The components of the provision for income taxes at December 31, 2007 are as follows:

Current- Federal

$

132,588

Change in valuation allowance

(132,588)

Income tax provision

$

0

A reconciliation of the income tax provision for the Company to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using

U.S. Federal statutory rate

$

132,588

Use of loss carryforwards

0

Change in valuation

 allowance

(132,588)

Effective tax

$

0

Deferred tax assets (liabilities) consisted of the following at December 31, 2007.

Deferred tax assets

Net operating loss

carryforwards

$

1,603,455

                         Deferred tax liability

    0

1,603,455

Valuation allowance

(1,603,455)

$

0

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007 and 2006

5.  INCOME TAXES (continued)

At December 31, 2007, the Company has net operating loss (NOL) carryforwards totaling approximately $4,716,043. The carryforwards begin to expire in fiscal year 2014. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization.  The net change in the valuation allowance for the year ended December 31, 2007 was $132,588 and $51,263 for the year ended December 31, 2006.

6. LOSS PER SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2007 and 2006:

2007

2006

Net income (loss) available to

common stockholders

$

(389,965)

   $

(150,774)

Weighted average shares:

Outstanding all year

6,366,849

5,366,849

Outstanding 74% of year

0

0

Outstanding 93% of year

0

928,767

6,366,849

6,295,616

Basic income (loss) per share

(based on weighted

average shares)

$

(0.06)

   $

  (0.02)

7. GOING-CONCERN

As of December 31, 2007, the Company has an accumulated deficit of $4,716,043 and remains in development stage due to it lack of business operations.  Those factors could create an uncertainty about the Company's ability to continue as a going concern.

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

8.  RESEARCH AND DEVELOPMENT

Research and development expenses were nil for the year 2007 and 2006.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not Applicable

ITEM 8A(T).  CONTROLS AND PROCEDURES.

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

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORTE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Michel Bourbonnais Roger Boileau	55 56	President, Treasurer and Director Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

There were no late filings during the most recent fiscal year of any reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics at such time as it concludes a merger or acquisition and commences business operations.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Michel Bourbonnais, President & PEO	2007	$-0-	-0-	-0-	-0-	-0-	-0-	$52,000	$52,000
Michel Bourbonnais, President & PEO	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michel Bourbonnais, President & PEO	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michel Bourbonnais	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Roger Boileau	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company presently has no stock option or stock award plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michel Bourbonnais	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Roger Boileau	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended December 31, 2007 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

The company does not presently have any equity compensation plans.

Security ownership of certain beneficial owners.

The following table sets forth information, as of March 26, 2008, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	BIC International Ltd. The Law Building, Anguilla, BWI	2.050,600 Class A common shares held directly	32.21%
Class A Common	Antonio Care 3886 Ave Des Generaux LaValle, Quebec Canada	250,000 Class A common shares held directly and 222,006 Class A common shares held indirectly(2)	7.41%
Class A Common	Deab Field 14768 Mt. Mckenzie Dr. SE Calgary, Alberta T2Z 2S7	450,000 Class A common shares held directly	7.07%
Class A Common	Vern Gerlitz 619-22nd Ave NE Calgary, Alberta T2P 1N8	510,000 Class A common shares held directly	8.01%
Class A Common	Dino Guadagno 21 Whisky Creek Box 45 Banff, Alberta T1L 1A2	390,000 Class A common shares held directly	6.13%
Class A Common	Mashan Vlahovic 56 Stratcona Close SW Calgary, Alberta T3H 1L3	440,000 Class A common shares held directly	6.91%

(1)Based on 6,366,849 shares of Class A common stock issued and outstanding.

(2) 222,006 Class A common shares are held in the name of 404481 Canada Ltd., a company of which Mr. Care is a 50% shareholder.

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

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Michel Bourbonnais, Chief Executive Officer, Chief Financial Officer and director	200,000 Class A common shares held indirectly(2)	3.14%
Class A Common	Roger Boileau, Secretary and director	-0-	-0-
Class A Common	All Officers and Directors as a group	Class A Common shares	3.14%

(1)Based on 6,366,849 shares of Class A common stock issued and outstanding.

 (2) These shares are held by Seetel Management Group Inc., company of which Mr. Bourbonnais is the controlling shareholder

Changes in Control

 The Company is currently negotiating an acquisition.  Should this acquistion be concluded, it will not likely result in a change in control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

During the quarter ended March 31, 2007, the Company issued a total of 1,000,000 Class A shares of common stock at a deemed price of $0.10 per share in settlement of $100,000 of related party debt.

ITEM 13.     EXHIBITS.

Exhibits:

REGULATION S-B NUMBER	EXHIBIT	REFERENCE

3 (i)	Amended Articles of Incorporation	Filed herewith
3 (ii)	Amended Bylaws	Filed herewith
16.1	Notice of Change in Auditors	Incorporated by reference to the Exhibits previously filed on Form 8K on January 6, 2006.
10.1	Share Exchange Agreement dated October 15, 2004 between the Shareholders of China Titanium & Chemicals Corp., a Bahamian Corporation and the Company	Incorporated by reference to the Exhibits previously filed with the Company’s Current Report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005
10.2	Letter of Intent dated July 21, 2006 between the China Titanium and Chemical Corp. and Tianjin Hongda Group Company Co. Ltd.	Incorporated by reference to the Exhibits previously filed with the Company’s report on Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2006
31.1	Section 302 Certification- Principal Executive Officer and Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2007 and December 31, 2006:

Services	2007	2006
Audit fees	$12,500(1)	$8,105
Audit related fees	$5,018.75	$3,000
Tax fees	$845(1)	$800
Total fees	$18,363.75	$11,905

1. Estimated for the purposes of this filing.

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

By:  /s/ Michel Bourbonnais
Name:  Michel Bourbonnais
Title: President. Principal Executive, Principal Financial and Accounting Officer
Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By: /s/ Michel Bourbonnais
Name: Michel Bourbonnais
Title: Director, President. Principal Executive, Principal Financial and Accounting Officer
Date: March 31, 2008

By: /s/ Roger Boileau
Name: Roger Boileau
Title: Director, Secretary and Member of the Board of Directors
Date: March 31, 2008