Form 10-Q
period 2008-03-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2008-05-12
CIK 860401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-18272

CHINA TITANIUM & CHEMICAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	87-0467339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

(403) 693-8000

(Registrant’s telephone number, including area code)

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

Yes ☑

No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer

☐

Smaller reporting Company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☑

No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐

No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,366,849 common shares outstanding as of May 5, 2008.

CHINA TITANIUM & CHEMICAL CORP.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	F1-F5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

Item 4. Controls and Procedures	8

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	9

Item 4. Submission of Matters to a Vote of Security Holders	9

Item 5. Other Information	9

Item 6. Exhibits	9

Signatures	9

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations	F-2

Unaudited Consolidated Statements of Cash Flows	F-3 – F-4

Notes to Unaudited Consolidated Financial Statements	F-5

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2008 Unaudited	December 31, 2007

CURRENT ASSETS
Cash	$407,312	$236,739
Total Current Assets	407,312	236,739

TOTAL ASSETS	$407,312	$236,739

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$69,373	$68,851
Investors Deposits	300,000	-
Note payable – related parties	194,000	314,000

TOTAL CURRENT LIABILITIES	563,373	382,851

STOCKHOLDERS’ DEFICIT
Class A common stock	6,367	6,367
$0.001 par value, authorized 100,000,000
issued and outstanding 6,366,849
Additional paid-in capital	4,563,564	4,563,564
Accumulated deficit	(4,725,992)	(4,716,043)

TOTAL STOCKHOLDERS’ DEFICIT	(156,061)	(146,112)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$407,312	$236,739

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

Unaudited

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	From Inception (March 19, 1999 to March 31, 2008

Revenue	$-	$-	$-
Cost of Sales	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Interest expense	-	-	98,486
General and administrative	10,179	177,031	1,321,389
	10,179	177,031	1,419,875

LOSS FROM OPERATIONS	(10,179)	(177,031)	(1,419,875)

GAIN (LOSS) ON DISPOSAL OF ASSETS	-	-	(224,136)
DISCONTINUED OPERATIONS – SUBSIDIARIES	-	-	(3,612,360)
GAIN (LOSS) ON EXTINGUISHMENT OF DEBT INTEREST INCOME	- 231	- -	530,148 231
NET INCOME (LOSS)	$(9,948)	$(177,031)	$(4,725,992)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES	6,366,849	6,366,849

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

Three Months Ended			FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2008
	March 31, 2008	March 31, 2007
OPERATING ACTIVITIES
Net Income / (Loss)	$(9,948)	$(177,031)	$(4,725,992)
Adjustment to reconcile net income (loss) to net cash provided (used) by operating activities
Debt cancellation contributed	-	-	334,014
Interest expense contributed	-	-	23,022
Loss on write down of assets	-	-	224,137
Depreciation and amortization	-	-	242,744
Issuance of capital stock for debt	-	-	497,742
Changes in assets and liabilities:
Intangible and other assets	-	-	(125,903)
Accounts payable and accruals	521	(2,750)	507,190
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(9,427)	(179,781)	(3,023,046)

INVESTING ACTIVITIES
Goodwill on acquisition of subsidiaries	-	-	(162,087)
Disposition of assets	-	-	52,606
Acquisition of capital assets	-	-	(221,994)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	-	(331,475)

FINANCING ACTIVITIES
Investor deposits	300,000	-	300,000
Issuance of capital stock for cash	-	-	697,770
Cash of subsidiary	-	-	1,152
Additional paid-in capital	-	-	1,050,000
Proceeds from (payments to) related parties	(120,000)	154,000	1,712,911
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	180,000	154,000	3,761,833

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170,573	(25,781)	407,312
Cash and cash equivalents at beginning of Period	236,739	347,271	-
CASH & CASH EQUIVALENTS AT END OF PERIOD	$407,312	$321,490	$407,312

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

Unaudited

	Three Months Ended		FROM INCEPTION (MARCH 19, 1999) THROUGH MARCH 31, 2008
	March 31, 2008	March 31, 2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$125,166
Income taxes	$-	$-	$1,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 54,500 shares upon reorganization	$-	$-	$5,450
Issuance of shares to retire debt	$-	$-	$2,078,552

The accompanying notes are an integral part of these consolidated financial statements.

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008

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

The Company is presently seeking other acquisitions.

2.  SUBSEQUENT EVENTS

Pursuant to private placements subscription agreements received on March 13, 2008, and accepted by the Company on April 2, 2008, the Company sold a total of 3,000,000 units of the Company’s Class A common stock, $0.001 par value, at a per share price of $0.10 per unit, each unit consisting of one share of Class A common stock and warrants to purchase one additional share of Class A common stock at a price of $0.20 per share exercisable on or before April 1, 2009.  The Company received gross proceeds of $300,000 from the sale of the aforementioned securities.  The private placement offering was conducted by the directors, officers and promoters of the Company.  There were no commissions or finder’s fees paid in respect of this private placement.  As the Company accepted the subscriptions on April 2, 2008, the units were not issued as of the date of this financial statement.

On April 7, 2008, the Company executed a share exchange agreement effective as of April 1, 2008 (the “Exchange Agreement”) between 1010423651 Saskatchewan Ltd. (dba Far Vista Studios), Far Vista Holdings Inc. (“Far Vista”), a private Saskatchewan corporation and the Company.  Under the terms of the Exchange Agreement the Company agreed to acquire, all of the issued and outstanding shares of Far Vista, a wholly owned subsidiary of Far Vista Studios.  The proposed acquisition will result in Far Vista becoming a wholly-owned subsidiary of China Titanium upon closing.  The Exchange Agreement calls for the issuance of a total of 10,416,600 shares of the Class A common stock of the Company to Far Vista Studios in exchange to the transfer of all of the shares of Far Vista to the Company.  This transaction, upon closing will effect a change in control of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2007, and 2006, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean China Titanium & Chemical Corp., unless the context clearly requires otherwise.

General Overview

The Company presently has no business operations.  The Company’s plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered under the Securities Exchange Act of 1934.  The Company presently has limited capital with which to provide the owners of business opportunities with any significant cash or other assets.  However, management believes the Company will be able to raise additional capital for an acquisition of merit.  The Company may incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-Q’s or 10-K’s, agreements and related reports and documents.

The Company has entered into a Share Exchange Agreement dated as of April 1, 2008 with Far Vista Holdings Inc. (“Far Vista”) and 101042361 Saskatchewan Ltd., the holder of all of the issued and outstanding shares of Far Vista, for the purpose of acquiring all of the issued and outstanding shares of Far Vista, a private Saskatchewan company.  Far Vista is a company holding the licensing rights to a game called the “Run the Gauntlet”, which it received from the developer, Far Vista Studios.  The Company expects to conclude the acquisition by May 15, 2008, subject to the Company’s receipt of the requisite financial statements of Far Vista required under applicable securities laws.  See “Recent Corporate Developments”, below.  Far Vista Studios is in the business of developing games.  An initial developer of PC games, they now have moved into the more unique and appealing online version which Far Vista believes is quickly becoming the most popular format.  The management of Far Vista Studios believes that this innovation and uniqueness positions Far Vista Studios to capitalize and reap the benefits of future market growth from playing online.  Far Vista has developed  a “multi-player arena first person shooter combat game for adults” called “Run The Gauntlet”.  “Run The Gauntlet” is expected to be the first pay to play online gaming tournament that runs continually.  Players of all skill levels can enjoy the opportunity to compete on a world wide stage.  Far Vista Holdings Inc. has acquired the worldwide licensing rights to the “Run The Gauntlet” from Far Vista Studios.

Should the Company be successful in concluding these negotiations, they will be required to raise additional capital for operations.  There can be no assurance that the Company will complete the acquisition as planned or at all, or that they will be successful in raising the required capital or any additional capital to continue the business of Far Vista.

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

Recent Corporate Developments

Since the completion of our fiscal year ended December 31, 2007, we have experienced the following significant corporate developments:

1.

On April 7, 2008, the Company and Far Vista Holdings Inc. entered into a share exchange agreement with a deemed effective date of April 1, 2008.  Closing was originally to have taken place on April 15, 2008, however, the parties have agreed to extend the closing.  As at the date of this filing, the transaction has not yet closed.  The share exchange agreement calls for the issuance of 10,416,600 shares of the Company’s Class A common stock to 10142361 Saskatchewan Ltd. (the “Shareholder”) in consideration of which the Shareholder will transfer to the Company all of the issued and outstanding shares of Far Vista.  Closing of the agreement is subject to, among other things, the preparation of all financial statements of Far Vista required under applicable securities laws, the appointment of certain nominees of the Shareholder to the board of the Company and receipt of any consents and/or approvals required under applicable securities and corporate laws.  The closing of this agreement will effect a change in control of the Company.

2.

The Company completed a private placement of 3,000,000 units on April 2, 2008 at a price of $0.10 per unit pursuant to Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that each subscriber represented that they were not a “US Person” as such term is defined in Regulation S.  Each unit consisted of one share of Class A common stock and one share purchase warrant entitling the holder to purchase one additional share of Class A common stock at a price of $0.20 per share exercisable on or before April 1, 2009.  The Company received gross proceeds of $300,000 from the sale of the aforementioned securities.  The private placement offering was conducted by the directors, officers and promoters of the Company.  There were no commissions or finder’s fees paid in respect of this private placement.  As the Company accepted the subscriptions on April 2, 2008, the units were not issued as of the end of the period covered by this report.

Liquidity and Capital Resources

As at March 31, 2008, the Company had cash of $407,312 and a working capital deficit of $156,061.  Management believes that additional working capital necessary to continue operations will be provided by management and/or existing shareholders.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Should they fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company, subsequent to the period covered by this report completed a private placement to raise a total of $300,000, however, the Company expects to use the funds to pay the existing debt and to pay finder’s fees relating to a proposed acquisition currently under negotiation.  These funds are not intended to be used for ongoing operations.  The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior subsequent to completing its pending acquisition more particularly described below.  Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to ongoing operations.  Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

The Company has entered into a Share Exchange Agreement as of April 2, 2008, to acquire all of the issued and outstanding shares of Far Vista Holdings Inc.  This transaction was expected to close April 15, 2008, but has been extended until such time as the Company completes the requirements for the filings required under applicable securities laws.  Should we complete this acquisition we will need to raise substantial additional funds for operations of Far Vista, which are currently estimated to be a minimum of $3,000,000.  The Company currently has no arrangements for this funding to be raised.  In the event we complete the anticipated share exchange with Far Vista we intend to pursue the business of Far Vista as our sole business.

Results of Operation

The Company had no revenues for the three month periods ended March 31, 2008, and March 31, 2007.

General and administrative expenses for the three month period ended March 31, 2008, were $10,179 as compared to $177,031 for the comparative period in 2007.  General expenses during the quarter ended March 31, 2008 related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.  General and administrative expenses for the three month period ended March 31, 2007 were related to the Company’s seeking acquisition candidates in China and to the maintenance of the corporate entity and compliance with the Securities Exchange Act of 1934, as amended as compared to the general and administrative expenses for the three month period ended March 31, 2008, which were reduced due to the fact that the Company no longer was pursuing business opportunities in China, and therefore, the expenses were less than the 2007 period.

Losses per share for the three month period ended March 31, 2008, were nil as compared to losses per share of $0.03 for the three month period ended March 31, 2007, the difference was largely due to the increased costs during 2007 of the Company pursuing business opportunities in China.

It is anticipated that the future expenditure levels will increase as the Company intends to fully comply with its periodic reporting requirements and particularly should the Company complete the acquisition of Far Vista Holdings Inc.  Should the proposed acquisition not be completed, the Company will continue seeking a merger or acquisition.  The Company may participate in a business venture of virtually any kind or nature.  Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.

RISK FACTORS

Not Applicable

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as disclosed below, the Company did not complete the sale of any equity securities that were not registered under the Securities Act of 1933.

The Company completed a private placement of 3,000,000 units on April 2, 2008, at a price of $0.10 per unit pursuant to Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that each subscriber represented that they were not a “US Person” as such term is defined in Regulation S.  Each unit consisted of one share of Class A common stock and one share purchase warrant entitling the holder to purchase one additional share of Class A common stock at a price of $0.20 per share exercisable on or before April 1, 2009.  The Company received gross proceeds of $300,000 from the sale of the aforementioned securities.  The private placement offering was conducted by the directors, officers and promoters of the Company.  There were no commissions or finder’s fees paid in respect of this private placement.  As the Company accepted the subscriptions on April 2, 2008, the units were not issued as of the end of the period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

3.1	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Form 10-KSB filed with the SEC on March 31, 2008
3.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Form 10-KSB filed with the SEC on March 31, 2008
4.1	Form of Warrant Certificate for Private Placement to Non-US Investors closed April 2, 2008	Filed herewith
10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and company	Incorporated by reference to the Exhibits attached to the Corporation's Form 8-K filed with the SEC on April 8, 2008
10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Corporation's Form 8-K filed with the SEC on April 8, 2008
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2008.

CHINA TITANIUM & CHEMICAL CORP.

By:    /s/ Michel Bourbonnais

Name:  Michel Bourbonnais

Title:   President, Principal Executive Officer, Principal Financial and Accounting Officer