Form 10-Q
period 2008-06-30
CHINA TITANIUM & CHEMICAL CORP.
filed 2008-08-19
CIK 860401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Smaller reporting Company  [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]  No [X]

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

19,782,849 common shares outstanding as of August 6, 2008.

CHINA TITANIUM & CHEMICAL CORP.

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Page

Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheet	F-1

Unaudited Consolidated Statements of Operations	F-2

Unaudited Consolidated Statements of Cash Flows	F-3 – F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-12

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

June 30, 2008

(Stated in U.S. Dollars)

(Unaudited)

ASSETS

Current
Cash	$ -
Amounts receivable – Note 3	25,690

$ 25,690

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 25,551
Due to related party – Note 4	533,950

559,501

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000	common shares, par value $0.001 per share
Issued and outstanding:
19,782,849	common shares	19,783
Additional paid-in capital	(19,782)
Accumulated other comprehensive income	1,761
Deficit accumulated during the development stage	(535,573)

(533,811)

$ 25,690

SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

for the period February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

(Unaudited)

Expenses
General and administrative	$ 6,660
Professional fees	18,627
Research and development	510,286

Net loss for the period	(535,573)

Other comprehensive income:
Foreign currency translation adjustment	1,761

Comprehensive loss for the period	$ (533,812)

Basic and diluted loss per share	$ (0.10)

Weighted average number of shares outstanding	5,350,626

SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, February 21, 2008	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
For cash - at $0.001	1,000	1	-	-	-	1
Pursuant to recapitalization - at $0.001	19,781,849	19,782	(19,782)	-	-	-
Foreign currency translation adjustment	-	-	-	1,761	-	1,761
Net loss for the period	-	-	-	-	(535,573)	(535,573)

Balance, June 30, 2008	19,782,849	$ 19,783	$ (19,782)	$ 1,761	$ (535,573)	$ (533,811)

SEE ACCOMPANY SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the period February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

(Unaudited)

Cash Flows From Operating Activities
Net loss for the period	$ (535,573)
Changes in non-cash working capital balance related to operations:
Amounts receivable	(25,690)
Accounts payable and accrued liabilities	25,551

Cash flows used in operating activities	(535,712)

Cash Flows from Financing Activities
Due to related party	533,950

Cash flows provided by financing activities	533,950

Cash Flows from Investing Activities
Proceeds from sale of common stock	1

Cash flows provided by investing activities	1

Foreign currency translation adjustment	1,761

Increase in cash during the period	-

Cash at beginning of period	-

Cash at end of period	$ -

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

Unaudited

Note 1

Nature and Continuance of Operations

(a)

Organization

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

On April 1, 2008, China Titanium & Chemical Corp. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) among Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire all of the issued and outstanding shares of Far Vista resulting in “Far Vista,” being a direct, wholly-owned subsidiary of China Titanium.  Upon the subsidiary acquisition of Far Vista by China Titanium, the Company agreed to issue to the shareholders of Far Vista an aggregate of 10,416,600 shares of the common stock of China Titanium.  Closing of the Exchange Agreement occurred on May 14, 2008 (the “Closing Date”). Refer to Note 5 – Business Combination for additional details.

In connection with the closing of the acquisition of Far Vista, the Company completed a private placement of 3,000,000 units at a price of $0.10 per unit pursuant to Regulation S of the Securities Act of 1933.  Funds from the placement were used to retire existing Company debt.

Following the completion of the acquisition of Far Vista, the Company is now engaged in the business of the development, distribution, marketing and sale of video game software products and online video games.

(b)

31

(c)

Development stage operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $535,573 since inception, has a working capital deficiency of $533,811 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

The interim financial statements present the balance sheet, statement of operations, statement of stockholder’s deficiency and cash flows of China Titanium & Chemical Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Note 2

Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of China Titanium & Chemical Corp (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007.

The Company’s year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Far Vista Holdings Inc.  All inter-company transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

Unaudited

Note 2

Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The functional currency of the Company is the US Dollar. The functional currency of Far Vista  is the Canadian Dollar.  Accordingly, assets and liabilities of Far Vista are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings per share are not presented because they are anti-dilutive.  At the end of the period presented, the Company had no other common stock equivalents.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

Unaudited

Note 2

Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Cont’d)

from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, be recognized at the full amounts of their fair values. The Company is currently not pursuing any business combinations and does not plan to do so in the future, so this statement likely will not have any impact on the Company.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

Unaudited

Note 2

Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (Cont’d)

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 3

Amounts Receivable

Amounts receivable of $25,690 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

Note 4

Related Party Transactions

On February 22, 2008, Far Vista and 10142361 Saskatchewan Ltd. (dba “Far Vista Studios”) entered into a Licensing Agreement for Far Vista to obtain the world wide right and license to use of the Trademarks and the System in connection with the operation of “Run The Gauntlet”TM , a leading edge, multi-player First Person Shooter video combat game, in accordance with the terms of the Licensing Agreement the “Agreement”). Far Vista Studios is 100% owned by Richard Buckley, an officer and director of China Titanium and the sole officer and director of Far Vista. Under the terms of the Agreement, Far Vista agreed to reimburse Far Vista Studios for certain research and development costs associated with the development of “Run the Gauntlet” TM .

As at June 30, 2008 the Company has received invoices for reimbursement from Far Vista Studios totaling $535,712.  Included in this the officers and directors of China Titanium have invoiced Far Vista Studios a total of $293,215 of which amount a total of $262,482 remains outstanding.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

Unaudited

Note 5

Business Combination

On April 1, 2008, China Titanium & Chemical Corp. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) among Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire, all of the issued and outstanding shares of Far Vista resulting in “Far Vista,” being a direct, wholly-owned subsidiary of China Titanium.  Upon the subsidiary acquisition of Far Vista by China Titanium, the Company agreed to issue to the shareholders of Far Vista an aggregate of 10,416,600 shares of the common stock of China Titanium.

Closing of the Exchange Agreement occurred on May 14, 2008 (the “Closing Date”) and was subject to, among other things, the following terms and conditions:

(a)

Concurrent with closing, China Titanium completing a private placement for gross proceeds of $300,000 at a price of $0.10 per unit with each unit consisting of one common share and one share purchase warrant exercisable at a price of $0.20 per share for a period of one year from the closing date.

(b)	The satisfactory completion of due diligence investigations by both parties.

(c)	Delivery of all financials of Far Vista required pursuant to applicable securities laws.

(d)	China Titanium appointing Richard Buckley as president and chief executive officer of China Titanium at closing

(e)	China Titanium appointing to the board of China Titanium subject to the effectiveness of a Schedule 14-F effecting the change in control of the board.

Following completion of all of the above conditions on the Closing Date: (i) Far Vista was acquired by China Titanium and China Titanium being the sole shareholder of Far Vista; and (ii) the sole Far Vista Stockholder received an aggregate of 10,416,600 shares of China Titanium’s common stock representing 54.6% of the issued and outstanding shares of the Company.

As a result of this transaction, the shareholders of Far Vista acquired control of the Company and consequently Far Vista is deemed to be the accounting acquirer.  The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition and the consolidated financial statements are a continuation of the operations of Far Vista and not the Company.  The operations of the Company are included in the consolidated statement of loss from May 14, 2008, the effective date of the acquisition.

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

Unaudited

Note 5

Business Combination (Cont’d)

The net monetary assets acquired from the Company are as follows:

Total assets	$ 25,690
Total liabilities	(559,501)

Net monetary assets	$ (533,811)

Consideration:
common shares of the Company (at par value)	$ 19,783

This transaction is considered to be a capital transaction, that is, the transaction is equivalent to the issuance of common shares by Far Vista for the net monetary assets of the Company, accompanied by a recapitalization.  As the Company had no net monetary assets at the time of the transaction, the recapitalization has been recorded at par value ($0.001 per share of Class A common stock).

The consolidated statements of operations and cash flows for the period ended June 30, 2008 do not include the results of operations or cash flows of the Company for the period January 1, 2008 to May 14, 2008, the date of the reverse take-over transaction.  These results were as follows:

Statement of Operations

Revenue
Interest Income	307

Expenses
Office and administration	41,093
Finders fees	136,000
Professional fees	14,855
191,948

Loss for the period	$ (191,641)

Statement of Cash Flows

Cash Flows from Operating Activities
Net loss for the period	$ (191,641)
Changes in non-cash working capital balances:
Accounts receivable	(286)
Accounts payable	(30,812)

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from February 21, 2008 (Date of Inception) to June 30, 2008

(Stated in U.S. Dollars)

Unaudited

Note 5

Business Combination (Cont’d)

Cash flows provided by operating activities	(227,739)

Cash Flows from Financing Activity
Shares issued for cash	300,000
Due to related party	(314,000)

Cash flows provided by financing activity	(14,000)

Decrease in cash during the period	(236,739)

Cash, beginning of the period	236,739

Cash, end of the period	$ -

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is including in this filing Form 10-SB required disclosure in regard to the business of the Company and its now wholly owned subsidiary Far Vista Holdings Inc.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the Class A common shares of our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and  “China Titanium” refer to China Titanium & Chemical Corp. and its wholly owned subsidiary, Far Vista Holdings Inc. (“Far Vista”).

DESCRIPTION OF BUSINESS

We were incorporated in the State of Nevada on January 14, 1988, under the name “Arrow Management, Inc.”.  On October 21, 1999, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “Arrow Management, Inc.” to “W-Waves USA, Inc.”  On August 31, 2004, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “W-Waves USA, Inc.” to “China Titanium & Chemical Corp.”  Prior to the acquisition of Far Vista, we had no business operations and were a public shell with nominal assets.  On the closing of the agreement with Far Vista we undertook the business of Far Vista consisting of the development, distribution, marketing and sale of video game software and online video games.

Far Vista Holdings Inc.

Prior to the acquisition of Far Vista, Far Vista was a private corporation incorporated pursuant to the laws of the Province of Saskatchewan on February 21, 2008.  On February 22, 2008, Far Vista and 10142361 Saskatchewan Ltd. (dba Far Vista Studios) entered into a Licensing Agreement for Far Vista to obtain the worldwide right and license to use of the Trademarks and the System in connection with the operation of “Run The Gauntlet”TM  in accordance with the terms of the Licensing Agreement.  Since the inception of Far Vista, its business objective has been the development, distribution, marketing and sale of video game software and the in-house development of online active video games.  Far Vista develops online active video games for the PC, Microsoft Xbox 360, Sony PlayStation consoles, and online game community making video games more appealing to First Person Shooter (“FPS”) types of gamers and non-gamers alike.

Description of Video Game Software Product - “Run The Gauntlet”TM (the “Gauntlet”)

The Gauntlet is believed to be a leading-edge, multi-player FPS combat game.  The game can be set in multiple universes, from the age of the Knights to well into the future on distant planets, and contested by people located throughout the world using their PC computers and internet connections.  The players must run the gauntlet, facing dangers from, and causing danger to, each of the other players in the game as well as built in game hazards.  Players purchase game play tokens via an online billing system working with Far Vista Studios.  Players then exchange tokens for entrance into one of the numerous online “Run The Gauntlet”TM games areas.  Within the game, players attempt to gather tokens through exploration, combat, and longevity while playing against other real people.  In some game versions, the players must choose when to attempt to exit the game with their tokens or risk the chance of losing them all if they are killed.  Players who successfully exit the game with their tokens can convert their tokens back into real money.  Another version of the game will be based on a predetermine time duration, where a player need only survive until the game’s time has expired to keep the money they have collected during the game.

A typical game might contain 100 player creation locations (where players enter the game), five (5) exit portals, and numerous non-real player characters.  There are many possible game scenarios.  Once game scenario is at the start of the game, a known percentage (75%) of all entrance fees is distributed as treasure throughout the game area.  A player can choose to gather enough treasure to return their entrance fee, plus a modest return on investment and then make a run for one of the exits.  Alternatively, the player could choose to go for the gold and stay in the game for as long as possible, hoping to be the last player standing and exiting.  Another player may decide to try and camp near one of the exits, letting other players gather the treasure, in the expectation they can defeat them in combat as they attempt to leave the game.  However, in this scenario, only those players who successfully exit with their tokens can reap real-world rewards, as players left standing within the arena at the end of the game get nothing.  Depending on the entrance or buy-in fee, a player could win as much as US$100 to US$100,000, or more, during the course of a single game.  Far Vista also has a “non-money” version of the game which allows gamers to practice and eliminate the risk of the “learning curve” as they become more familiar with the game.

At this time, the English version will be the original version produced in the first fifteen (15) months followed in the next five (5) to fifteen (15) months by several other languages including Mandarin, Korean, Japanese, French and German.

Distribution Methods and Marketing Strategy

Far Vista’s overall strategy is to finalize development of and market its FPS game known as the “Run The Gauntlet”TM.  Far Vista intends to continue with development of multi-player internet, online games which are competitive and where the opportunity to win money is a primary motivator.  Far Vista intends to leverage its intellectual properties, using core technologies that can be used to develop specific applications for almost all current video games that do not require source code interfaces, to design products that have defensible technologies and short time-to-market development cycles.  In addition, Far Vista intends to create a dedicated online game community that is avatar-based and that offers social networking features to target monthly internet gamers worldwide.

Online gaming is the most popular net application after e-mail for China’s 65 million citizens.  Throughout the world, gaming leagues and companies are organizing competitions where cash prizes are now worth more than US$100,000.  Competitions are now televised live and covered by major publications and newspapers such at MTV, CNN, ESPN, USA Network, AB World News Today, FOX, WB and other media companies looking for a unique advantage.  All Far Vista games are intended to be competitively priced for the consumer market.  Currently there are at least 20 different FPS video games on the market, crossing all of the various video game platforms, including Xbox360, PS2, PS3, Nintendo and PC’s.  The number of consoles for PS2, according to Sony, is more than 110,000,000, while Microsoft’s Xbox 360 is nearing 10,000,000 units.

Far Vista will rely upon multiple sales channels including:

1.	Selling directly to consumers via online sales and television infomercials.
2.	Developing strategic alliances with other businesses with mutual business interest (OEM)
3.	Launching products into retail by selling directly to retailers and distributors with relationships with Far Vista target retailers.

The following demographics will reflect the demographics of the people tracked by Computer Gaming World Magazine’s 2005 Survey.

Player:

85% are male

Age:

Broad appeal – 21 to 60 years

Specific appeal – 30 to 50 years

Mean age – 33 years

Income:

US$70,500 per year

Buying Habits:

Spend US$73 to US$85 on video games

Buy approximately 2.5 games every two months

Own up to 57 games of all types

Playing:

Spend 14 to 20 hours a week playing games

Play PC online games at least 8 times per week for 15 plus hours

More than 75% of these people will own multiple consoles

Far Vista' initial target marketing efforts will be focused on three areas.  The target markets can be broken into defining categories including the primary and secondary markets for the Gauntlet.  The gamers are referred to as “Core Gamers”, “Players”, and “Casual Gamers” with the “Core” group representing approximately 53% of US$4.7 billion of all online and console game sales.  Primary 1 target market represents the “Core” while the Primary 3 target market represents those people in the “Players” and ‘Casual” definitions.

Primary 1 – FPS Gamers

Far Vista’s primary market will be to those gamers who are already hooked on and enjoying the FPS types of games.  This is the most popular style of game for the hard-core gamers.  There are approximately 35 to 40 million gamers playing FPS on legal and original copies of these games across all the various game platforms.  This group is expected to contribute the largest percentage of players who, when given the change to be rewarded for their ability, will drive sales.

Based on the numbers of players in this category alone, it is not unreasonable to expect the sale of at least 500,000 units for the PC as well as 500,000 units for the Xbox 360.

Primary 2 – Traditional Gamblers

The second primary target is the Traditional Gambler.  Far Vista intends to market and appeal to their sense of adventure in beating the odds and the desire to win big.  With gambling popular in all countries, this market segment is at least as large as the FPS segment, if not larger by 100 times.  However, the appeal of a FPS to “win” money may require more time to take a foothold.

Primary 3 – Adrenaline Junkies

The third primary target market in the segment composed of “Adrenalin Junkies”.  These gamers are playing other extreme action sports and action games.  Adrenalin junkie gamers are always pushing the limits of the game and looking for more and more excitement and “leading edge” involvement.  These types of gamers live vicariously through there online heroics and accomplishments.

Test Markets

The Gauntlet has been tested in Canada, the United States, Germany, Singapore and China.  As the game nears completion, it is crucial it be tested in its “beta” form, that includes its’ user account and payment systems, in several other countries and locations.  The Beta centers including the following locations, available through Bruce Hoggard, our Executive Vice-President of International Development, Corporate Relations and Business Systems.

With the importance of Asia, and, particularly China, the first test center outside of Canada will be located in Shanghai, China.  The process will be handled and overseen by Cansino, a local marketing company with contacts throughout China, Europe and North America.  Shanda, the third largest game company in China, will continue to be the test center for the beta form of the game.  In this form we will test the integration of the Gauntlet payment system with Shanda’s user account system.

In Japan, the Japan Marketing Association will head up and operate the testing process.

In China, there will be two organizations involved in the testing process.  The first is Alcom Asia.  Alcom Asia will assist in the testing and collecting of feedback.  The second organization is the Polytechnic University of Hong Kong.  With the University of Hong Kong, Far Vista will have access to many male students who fit the gamer profile and can provide valuable comments and suggestions as the game is developed and tested.

Far Vista recognizes Indonesia as being the fourth largest population in the world and a potential market for the Gauntlet.  Located in Jakarta and Singapore, MarkPlus Institute of Marketing will have the responsibility of testing the game during the development period.

The European beta test center will be located in Germany and be operated by m&p Public Relations GmbH.  The company will assist Far Vista in obtaining European reaction to the game, provide comments and recommendations on how to improve and hype-up the initial prototypes.

The Korean beta test center is yet to be confirmed.  Far Vista intends to have the test center established prior to month three (3) in the final development process.

Far Vista plans on establishing beta test centers in Canada, Unites States, England, India, Thailand and several other countries included in our Executive Vice-President of International Development’s network of business contacts.

With the global ability to test and play the game in its final development, there is also the benefit of being able to test the web connections and portals by having various geographic testing centers play against each other.

Final Launch Development

The Gauntlet is ready to be launched first in North America during the last quarter of 2008, and thereafter, in China.

Far Vista is presently in negotiations with Shanda to distribute the Gauntlet in China after being reviewed and recommended by several lower level management of Shanda.  Shanda currently has approximately 54 million online user accounts.  Should the execution of a distribution agreement occur between the parties, Far Vista and Shanda would require approximately four (4) months of database integration to allow Gauntlet to properly communicate with Shanda’s user account system.  The integration will be undertaken by five (5) computer data base programmers.  Modification to the game art assets requested by Shanda will also be completed over this time period.

Far Vista Studios is currently in the development and testing stage of its North American web based distribution, sales and user account system.

Far Vista’s initial marketing efforts will be focused on four areas:

(a)	Clearly defining the company/video game software product message to create reseller and end user awareness and demand for the Gauntlet.

(b)

Developing a video game software product strategy that appeals to both major retailers and consumers, including: (i) delivery of the Gauntlet that commands prominent retail shelf space; (ii) create attractive, eye catching retail packaging; and (iii) achieve consumer price points (comparably priced to other video games).

(c)	Establishing the "Far Vista" brand as a pioneer and leader in the category.
(d)	Creating an active experience for casual and avid gamers alike with a dedicated online game community

License Agreement with 10142361 Saskatchewan Ltd.

Far Vista entered into a license and distribution agreement (the “License Agreement”) with 10142361 Saskatchewan Ltd. (dba Far Vista Studios) (“Far Vista Studios”) dated February 22, 2008, pursuant to which Far Vista Studios granted Far Vista the exclusive right and license to use of the Trademarks and the system in connection with the operation of “Run The Gauntlet” and to acquire, market and distribute world wide “Run the Gauntlet” using PC computers and Xbox360 via an internet connection.

Competitive Business Conditions And The Small Business Issuer's Competitive Position In The Industry And Methods Of Competition

Far Vista’s business is highly competitive in nature.  The Company competes with other businesses in various categories including online games portals.  Depending on the product line, the Company competes with others for retail shelf space, human resources, investment capital, strategic alliances and many other resources.

Sources And Availability Of Raw Materials And Principal Suppliers

As an early-stage company, Far Vista is currently reliant upon a small number of suppliers to whom it outsources its manufacturing needs.  Management plans to reduce such dependency by expanding the Company’s supply channels.

Intellectual Property And Patent Protection

At present, Far Vista has the following pending trademarks:

List of Pending and Registered Trademarks

Canadian. Trademarks	Serial No.	Registration No.	Classes	Status
“Run The Gauntlet”TM	1,388,470			Filing Date: 3/25/2008

Research And Development

During the six months ended June 30, 2008, Far Vista spent $510,286 on research and development activities (exclusive of reimbursable goods and services taxes).  In 2006, research and development activities were primarily focused on the development of the Gauntlet and were borne by Far Vista Studios.  In 2007, research and development activities were primarily focused on continued development of the Gauntlet, as well as, several unannounced future products.  Under the terms of the licensing agreement Far Vista agreed to reimburse certain development charges incurred between November 2007 and February 21, 2008, the incorporation date of Far Vista Holdings Inc.

Employees

Far Vista currently has 4 full-time employees.  We anticipate that we will hire additional key staff throughout 2008 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

Reports to security holders

We file reports with the Securities and Exchange Commission annual reports, quarterly reports as well as other information we are required to file pursuant to securities laws.  You may read and copy materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which is http://www.sec.gov.

Plan Of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans.

(b)	To penetrate the video gaming market worldwide by continuing to develop innovative video game software products and by launching an online video game portal.

(c)	Build up a network of strategic alliances with several types of companies, including game publishers, game studios and other alliances in various vertical market.

Cash Requirements

For the next twelve months and given that we meet our forecasted revenues, we plan to expend a total of approximately $7,565,000 in implementing our business plan of designing and marketing our existing and new video game software products and the new online video game portal.  In addition, we estimate our operating expenses and working capital requirements for the next twelve months as follows:

Estimated Expenses
General and Administrative	$2,820,500
Sales and Marketing	$1,734,500
Research and Development	$3,010,000
Total	$8,647,500

Our estimated expenses over the next twelve months are broken down as follows:

1.

General Administration.  We anticipate spending approximately $2,820,500 on general and administration costs in the next twelve months.  These costs are expected to consist primarily of payroll, public company expenses, professional fees, insurance, warehousing/storage.

2.

Sales and Marketing.  We anticipate that we may spend up to $1,734,500 in the next twelve months in the sales and marketing of our video game software products.  This amount reflects our commitment to invest in promotional activities for our future products.

3.

Research and Development. We anticipate spending approximately $3,010,000 on research and development.  We plan to employ a number of programmers and graphic artists to expedite the development of our new video game software products.

Liquidity and Capital Resources

As of June 30, 2008, we do not have any cash.  Loans from shareholders and related parties  is currently our only source of liquidity.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon continuing loans and the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We project that we will require an estimated additional $7,565,000 over the next twelve month period to fund our operating cash shortfall.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our video game software products and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recent Private Placements

On April 2, 2008, we closed a private placement to four subscribers consisting of 3,000,000 units of our securities at a price of $0.10 per unit for aggregate proceeds of $300,000.  Each unit consists of (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of twelve (12) months commencing from the closing of the private placement, at an exercise price of $0.20 per common share.  Proceeds of the offering are intended to be used for working capital to meet continued operating expenses.  The private placement was conducted in an offshore transactions relying on Regulation S of the Securities Act of 1933.  None of the

subscribers were U.S. persons, as defined in Regulation S.  No directed selling efforts were made in the United States by China Titanium, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing.  We implemented the applicable offering restrictions required by Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available.  The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Results of Operation

The Company had no revenues for the period from inception to June 30, 2008.  General and administrative expenses for the period ended June 30, 2008, totaled $6,660.  General and administrative expenses related primarily to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.    During the period from inception to June 30, 2008 the Company expended $510,286 on research and development of the Run the Gauntlet project.  It is expected development expenditures will increase dramatically as the Company moves towards making the software market ready.  Professional fees incurred from inception to June 30, 2008 totaled $18,627 and were related to maintenance of the corporate entity with respect to financial reporting and regulatory filing obligations.  Basic and diluted losses per share for the period ended June 30, 2008, were $0.10

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Far Vista Holdings Inc. Summary Financial Information

Far Vista Holdings Inc.’s financial information from inception to June 30, 2008, is summarized below:

As at June 30, 2008 (Unaudited) (US$)
Balance Sheet Information
Total Assets	$25,426
Liabilities
Total Stockholders’ Equity (Deficit)	$(510,286)
Statement of Operations and Statement of Cash Flows Information	From inception to June 30, 3008 (Unaudited) (US$)
Sales	$ -
Cost of Sales	$ -
Expenses	$(510,286)
Net Loss for the Period	$(510,286)
Cash provided by (used in) Operating Activities	$(535,712)

Cash provided by (used in) Investing Activities	$ 1
Cash provided by (used in) Financing Activities	$ 533,950
Foreign currency translation adjustment	$ 1,761

Description of Property

The Company presently has space provided to it free of charge by a shareholder of the Company. The space is approximately 1500 square feet of shared commercial office space in Calgary, Alberta.  The Company is currently planning to use this space until such a time that Management has fully evaluated the square footage that it needs on a go forward basis.  At that time, the company will secure a longer-term arrangement at a different, non-shared, location in the Calgary area.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of August 6, 2008, the shares of the Company’s Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common Stock	Richard Buckley 365 Simon Fraser Crescent Saskatoon, Saskatchewan S7H 3T5 President and Chief Executive Officer	10,257,700 shares are held indirectly(2)	51.8%
Class A Common Stock	Bruce Hoggard 823 Brookhurst Bay Saskatoon, Saskatchewan S7V 1G1 Secretary-Treasurer and Chief Financial Officer	20,000 shares are owned indirectly(3)	.001%
Class A Common Stock	David Callele 335 David Knight Crescent Saskatoon, Saskatchewan Vice-President of Research and Development	25,000 shares are owned indirectly(4)	.001%
Class A Common Stock	As a group; (three individuals)	Direct and Indirect	51.8%

(1)  Based upon 19,782,849 issued and outstanding shares of Class A common stock as of August 6, 2008.

(2)  There are a total of 10,207,700 of our Class A shares of Class A common stock registered in the name of 101042361 Saskatchewan Ltd.  Mr. Buckley, an officer and director of our Company, at the time of this filing, is the sole shareholder of 101042361 Saskatchewan Ltd. and has voting and investment power over the shares of China Titanium which will be held by 101042361 Saskatchewan Ltd.  An additional 50,000 shares are owned by Mr. Buckley’s children; Malika, Samantha, Stephanie, Theordore and Victoria Buckley who each own 10,000 shares.

(3)  These 20,000 shares are owned by Mr. Hoggard’s daughters; Lisa and Michelle Hoggard who each own 10,000 shares.

(4)  These 25,000 shares are owned by the Callele Family Trust., which includes Mr. Callele’s daughter Jasmine.

OWNERSHIP OF THE COMPANY’S COMMON STOCK BY 5% SHAREHOLDERS

The following table sets forth information, as of August 6, 2008, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	BIC International Ltd. 3886 Avenue Des Beneraux Lavalle, Quebec H7E 5K7	2,050,600 shares are held directly	10.3%
Class A Common	Richard Buckley 365 Simon Fraser Crescent Saskatoon, Saskatchewan S7H 3T5 President and Chief Executive Officer	10,257,700 shares are held indirectly(2)	51.8%

(1) Based upon 19,782,849 issued and outstanding shares of Class A common stock as of August 6, 2008.

(2)  There are a total of 10,207,700 of our Class A shares of Class A common stock registered in the name of 101042361 Saskatchewan Ltd.  Mr. Buckley, an officer and director of our Company, at the time of this filing, is the sole shareholder of 101042361 Saskatchewan Ltd. and has voting and investment power over the shares of China Titanium which will be held by 101042361 Saskatchewan Ltd. An additional 50,000 shares are owned by Mr. Buckley’s children; Malika, Samantha, Stephanie, Theordore and Victoria Buckley who each own 10,000 shares.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth information regarding our current executive officers and directors:

			Served as an
			Officer or Director
Name	Age	Position with the Company	Since
Richard Buckley(1) (2)	45	President, Chief Executive Officer	May 13, 2008
Bruce Hoggard(1) (3)	51	Secretary, Treasurer, Chief Financial Officer	May 13, 2008
David Callele(1)(4)	46	Vice President of Research and Development	May 13, 2008

Notes

(1)

Referenced individuals were appointed directors of our board upon the tenth (10) day following the filing of the Schedule 14F-1 with the US Securities and Exchange Commission, which filing occurred on May 15, 2008.

(2)	Mr. Buckley was appointed President and Chief Executive Officer on May 13, 2008 and Director on May 26, 2008.
(3)	Mr. Hoggard was appointed Secretary, Treasurer and Chief Financial Officer on May 13, 2008 and Director on May 26, 2008.
(4)	Mr. Callele was appointed as a Director on May 26, 2008.

Richard Buckley – President, Chief Executive Officer, Director

Richard Buckley is the founder and Chief Executive Officer of Far Vista Holdings Inc.  He is an entrepreneur and hands-on executive who directs the creation of innovative video game software products for the motion video games market.  Previously, Mr. Buckley served as an officer, director and Chief Executive Officer of 10142361 Saskatchewan Ltd. (doing business as Far Vista Studios).  Mr. Buckley is a Professor of 3D Animation and Computer Game Design.  From April 2001 to September 2001, Mr. Buckley served as the Acting Director, Division of Media and Technology, at the University of Saskatchewan.  He led the division in its mission of service and leadership in the provision of media and communications technology to advance scholarship at the University of Saskatchewan, managed and mentored a staff of 60 people, operated a budget of $3,000,000 and an educational technology inventory valued in excess of $7,000,000.

Bruce Hoggard, Secretary-Treasurer, Chief Financial Officer and Director

Mr. Hoggard is the Secretary-Treasurer, Chief Financial Officer and a director of the company.  Mr. Hoggard is presently the President, Chief Executive Officer and Director of Hoggard International, Management/Marketing Consultants.  Mr. Hoggard’s primary responsibilities are to manage and operate the company on a global basis, development and implementation of international and domestic business and marketing strategies, marketing, management and programming audits, responsible for logistics and implementation of international trade and exploratory visits, supervise and motivate staff, negotiate new contract and the renewal of current contracts.  Prior to joining the company, Mr. Hoggard most recently served as the Executive Vice-President, International Development, Corporate Relations and Business Systems at 10142361 Saskatchewan Ltd. (doing business as Far Vista Studios).  Mr. Hoggard was previously on the Board of Directors of Asia Pacific Marketing Federation, Canadian Institute of Marketing, Association of Certified Professional Marketers, Saskatchewan Center of International Business Studies, Advisory Board, Certified Management Consultant, Provincial Exporter’s Association.  Mr. Hoggard earned a Masters in Business Administration from the University of Saskatchewan.  He is also a member of the Institute of Certified Management Consultants of Canada, Marketing Institute of Singapore, Fellow of the Canadian Institute of Marketing as well as professional memberships in eight (8) marketing associations and institutes in Asia and Africa.

David Callele, Director and Vice-President of Research and Development

Mr. Callele is the Vice-President of Research and Development and a director of the company.  Prior to joining the company Mr. Callele most recently served as the Executive Vice-President, Research and Development at 10142361 (doing business as Far Vista Studios).  He was responsible for development and delivery of game technologies including, but not limited to game engines, special effects systems, artificial intelligence systems, asset management systems and player management systems as well as supervision and mentoring of development staff.  Mr. Callele is presently Project Manager, Design Engineer at Solido Design Automation Inc. where his responsibilities include development and delivery of advanced mathematical software for integrated circuit design and manufacturing as well as supervision and mentoring of development staff.  From September 1, 2001 to June 30, 2005, Mr. Callele was employed with the University of Saskatchewan as an Assistant Professor in the Department of Computer Science.  Mr. Callele owns rights to three (3) US Patents (Computer telecommunications signaling interface, Automated attendant and Telephone interface for a computer receiving and transmitting information during the silent interval between ringing), two (2) Canadian Patents (Computer telecommunications signaling interface and Automated attendant).  In addition, he has ten (10) more patents at various states of the application process.  Mr. Callele has co-authored eight (8) publications regarding the computer software industry.  Mr. Callele holds a Ph.D. in Computational Science from the University of Saskatchewan.  In May, 1987, Mr. Callele earned as M.Sc. in Computational Science from the University of Saskatchewan.  In May, 1984, Mr. Callele earned a B.E. in Electrical from the University of Saskatchewan.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

EXECUTIVE COMPENSATION

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(a)(2) of Regulation S-B, and to our directors, during the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michel Bourbonnais (1) Director (former President,	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Roger Boileau(2) (Former Secretary and Treasurer)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes
(1)	Michel Bourbonnais resigned from his positions as officer and director of our company on May 26, 2008.
(2)	Roger Boileau resigned from his positions as an officer and director of our company on April 1, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of our latest fiscal year ending December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares Or Units of Stock that Have Not Vested	Equity Incentive Plan Awards : Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards : Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Michel Bourbonnais	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Roger Boileau	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

As of the end of the fiscal year 2007, we had no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended December 31, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at December 31, 2007.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of Class A common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses.  Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company.  The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2007

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

Employment Contracts

Other than as described below, we are not party to any employment contracts with our officers and directors.

DIRECTOR INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our Class A common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Board Meetings and Committees

Our board of directors held no formal meetings during the twelve (12) month period ended December 31, 2007.  All proceedings of the board of directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the by-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions.  Our board of directors believe that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.  The directors who perform the functions of auditing, nominating and compensation committees are not independent because they are also officers of our company.

DESCRIPTION OF SECURITIES

As of August 6, 2008, our authorized capital stock consists of 100,000,000 shares of Class A common stock with a par value of $0.001.  As of August 6, 2008, 19,783,449 shares of our Class A common stock were issued and outstanding.

Class A common stock

The holders of outstanding shares of our Class A common stock are entitled to receive dividends out of assets legally available at times and in amounts as our board of directors may determine.  Each stockholder is entitled to one vote for each share of our Class A common stock held on all matters submitted to a vote of the stockholders.  Cumulative voting is not provided for in our Articles of Incorporation, or any amendments thereto, which means that the majority of the shares voted can elect all of the directors then standing for election.  Our Class A common stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon the occurrence of a liquidation, dissolution or winding-up, the holders of shares of our Class A common stock are entitled to share ratably in all assets remaining after payment of liabilities and satisfaction of preferential rights of any outstanding preferred stock.  There are no sinking fund provisions applicable to our Class A common stock.  The outstanding shares of our Class A common stock are fully paid and non-assessable.

Preferred Stock

We are not authorized to issue preferred stock.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In the United States, our common shares are quoted for trading on the OTC Bulletin Board under the symbol “CTPJA.”  Prior, our common shares were quoted for trading on the OTC Bulletin Board under the symbol “WAVSA”.  Our common shares were initially approved for quotation on the OTC Bulletin Board on or about January 25, 2000, under the symbol “AWMG”.

As of August 6, 2008, we have 575 registered stockholders and 19,782,849 shares issued and outstanding.

National Stock Transfer Inc., 1512 South 1100 East, Salt Lake City, UT 84105 (Telephone:  801.485.7978; Facsimile:  801.466.6877) is the registrar and transfer agent for our  Class A common shares.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future.  Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time.  All shares of our Class A common stock are entitled to an equal share of any dividends declared and paid.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.

RISK FACTORS

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

We are in our early stages of development and face risks associated with a new company in a growth industry.  We may not successfully address these risks and uncertainties or successfully implement our operating strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our Class A common stock to the point investors may lose their entire investment.  Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

We will need substantial additional financing in the future to continue operations.

Our ability to continue present operations will be dependent upon our ability to obtain significant external funding.  Additional sources of funding have not been established.  We are exploring various financing alternatives.  There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all.  If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets.

We will rely on third-party suppliers and manufacturers to provide game CD’s, and we will have limited control over these suppliers and manufacturers and may not be able to obtain quality products on a timely basis or in sufficient quantity.

Substantially all of our game CD’s will be manufactured by unaffiliated manufacturers.  We may not have any long-term contracts with our suppliers or manufacturing sources, and we expect to compete with other companies for game CD production and import quota capacity.

There can be no assurance that there will not be a significant disruption in the supply of game CD’s from our intended sources or, in the event of a disruption, that we would be able to locate alternative suppliers of game CD’s of comparable quality at an acceptable price, or at all.  In addition, we cannot be certain that our unaffiliated suppliers will be able to fill our orders in a timely manner.  If we experience significant increased demand, or need to replace an existing supplier, there can be no assurance that additional supplier of game CD’s or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements.  In addition, even if we are able to expand existing or find new suppliers or manufacturers, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, video game software products and quality control standards.  Any delays, interruption or increased costs in the supply of game CD’s or manufacture of our video game software products could have an adverse effect on our ability to meet retail customer and consumer demand for our video game software products and result in lower revenues and net income both in the short and long-term.

In addition, there can be no assurance that our suppliers and manufacturers will continue to provide video game CD materials and to manufacture CD’s that are consistent with our standards.  We may receive shipments of product that fail to conform to our quality control standards.  In that event, unless we are able to obtain replacement products in a timely manner, we risk the loss of revenues resulting from the inability to sell the video game CD’s and related increased administrative and shipping costs.  In addition, because we do not control our manufacturers, game CD’s that fail to meet our standards or other unauthorized products could end up in the marketplace without our knowledge, which could harm our reputation in the marketplace.

We depend on our management.  If we fail to retain key personnel, our business could be adversely affected.

There is competition for qualified personnel in the areas in which we operate.  The loss of existing personnel or the failure to recruit additional qualified managerial, technical and sales personnel, as well as expenses in connection with hiring and retaining personnel could adversely affect our business.  We also depend upon the performance of our executive officers and key employees in particular, Messrs. Richard Buckley, David Callele and Bruce Hoggard.  In addition, we have not obtained “key man” life insurance on the lives of Messrs. Buckley, Callele and Hoggard.

Risks Related to our Business

We operate in a competitive industry and continue to be under the pressure of eroding gross profit margins, which could have a material adverse effect on our business.

The market for the video game software products we intend to develop is very competitive and subject to rapid technological change.  The prices for our intended game CD’s tend to decrease over their life cycle, which can result in decreased gross profit margins for us.  A typical game will generate its greatest volume in its first four (4) to six (6) months of being released in the market for each of the various game platforms.  There is also substantial and continuing pressure from customers to reduce their total cost for game CD’s.  We expend substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and we must evaluate the expense of those efforts against the impact of price and margin reductions.  If we are unable to effectively compete in our industry or are unable to maintain acceptable gross profit margins, our business could be materially adversely affected.

Video Game Software Products developed by us may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against us, which may have a material adverse effect on the company.

We may face claims for damages as a result of defects or failures in our present or future video game software products.  Our ability to avoid liabilities, including consequential damages, may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where we do business.  Our business could be materially adversely affected as a result of a significant quality or performance issue in the video game software products developed by us, if we are required to pay for the damages that result.

Video Game Software Products developed by us require proprietary protection

We seek to protect our video game software products through trade-names, trade-marks, copyrights and licenses.  Despite the efforts of the Company to protect and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company’s competitors will not independently develop or patent video game software products that are substantially equivalent or superior to the Company’s video game software products.

Infringement Could Lead to Costly Litigation and/or the Need to Enter into License Agreements, Which May Result in Increased Operating Expenses

Existing or future infringement claims by or against us may result in costly litigation or require us to license the proprietary rights of third parties, which could have a negative impact on our results of operations, liquidity and profitability.

We believe that our proprietary rights do not infringe upon the proprietary rights of others.  As the number of products in the industry increases, we believe that claims and lawsuits with respect to infringement may also increase.  We cannot guarantee that future infringement claims will not occur or that they will not negatively impact our ability to develop, publish or distribute our video game software products.

Our business is highly dependent on the success and availability of video game hardware systems manufactured by third parties, as well as our ability to develop commercially successful game CD’s for these systems.

We derive most of our revenue from the sale of video game software for the PC, Microsoft Xbox, Sony PlayStation consoles, and online game community.  The success of our business is driven in large part by the commercial success and adequate supply of these video game hardware systems, our ability to accurately predict which systems will be successful in the marketplace, and our ability to develop commercially successful video game software products for these systems.  We must make game development decisions and commit significant resources well in advance of anticipated video game software product ship dates.  A platform for which we are developing internet online games may not succeed or may have a shorter life cycle than anticipated.  If consumer demand for the systems for which we are developing video game software products are lower than our expectations, our revenue will suffer, we may be unable to fully recover the investments we have made in developing our video game software products, and our financial performance will be harmed.  Alternatively, a system for which we have not devoted significant resources could be more successful than we had initially anticipated, causing us to miss out on meaningful revenue opportunities.

Our industry is cyclical.  During the transition, consumers may be slower to adopt new video game software products than we anticipate, and our operating results may suffer and become more difficult to predict.

Video games have historically generated its greatest volume in its first four (4) to six (6) months of being released in the market for each of the various game platforms, which causes the video game software market to be cyclical.  Microsoft launched the Xbox 360 in November 2005, while Sony and Nintendo launched the PLAYSTATION 3, respectively, in November 2006.  As prior-generation systems reach the end of their life cycle and the installed base of the new systems continues to grow, our sales of video game software products for prior-generation systems will decline as (1) we produce fewer video game software products for prior-generation systems, (2) consumers replace their prior-generation systems with the new systems, and/or (3) consumers defer vide game software product purchases until they are able to purchase a new video game hardware system.  This decline in prior-generation game software sales may be greater than we anticipate, and sales of game software for the new platforms may be lower than we anticipate.  Moreover, we expect development costs for the new video game software to be greater on a per-game basis than development costs for prior-generation video game software.  As a result of these factors, during the next several quarters, we expect our operating results to be more volatile and difficult to predict, which could cause our stock price to fluctuate significantly.

If we do not consistently meet our video game software development schedules, our operating results will be adversely affected.

Our business is highly seasonal, with the highest levels of consumer demand and a significant percentage of our sales occurring in the December quarter.  In addition, we may intend to release certain of our video game software products in conjunction with specific events, such as the release of a related movie or a major sporting event.  If we miss these key selling periods for any reason, including vide game software product delays or delayed introduction of a new platform for which we have developed video game software, our sales will suffer disproportionately.  Likewise, if a key event to which our video game software product release schedule is tied were to be delayed or cancelled, our sales would also suffer disproportionately.  Our ability to meet video game software development schedules is affected by a number of factors, including the creative processes involved, the coordination of large and sometimes geographically dispersed development teams required by the increasing complexity of our video game software products and the platforms for which they are developed, and the need to fine-tune our video game software products prior to their release.  In the future, any failure to meet anticipated production or release schedules would likely result in a delay of revenue and/or possibly a significant shortfall in our revenue, harm our profitability, and cause our operating results to be materially different than anticipated.

Our earnings vary significantly and are materially affected by releases of popular video game software products and, accordingly, may not necessarily reflect the seasonal patterns of the industry as a whole.  We expect that operating results will continue to fluctuate significantly in the future.  See “Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings” below.

Our business is intensely competitive and “hit” driven.  If we do not continue to deliver “hit” video game software products and services or if consumers prefer our competitors’ video game software products or services over our own, our operating results could suffer.

Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad.  While many new video game software products and services are regularly introduced, only a relatively small number of “hit” products accounts for a significant portion of total revenue in our industry.  Hit products or services offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products and services to fall below expectations.  If our competitors develop more successful video game software products or services, offer competitive video game software products or services at lower price points or based on payment models perceived as offering a better value proposition (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high-quality and well-received video game software products and services, our revenue, margins, and profitability will decline.

Technology changes rapidly in our business and if we fail to anticipate new technologies or the manner in which people play our games, the quality, timeliness and competitiveness of our video game software products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our video game software products and services competitive in the market.  Therefore, we usually start our video game software product development with a range of technical compliant development goals that we hope to be able to achieve.  We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can.  In either case, our video game software products and services may be technologically inferior to our competitors’, less appealing to consumers, or both.  If we cannot achieve our technology compliance goals within the original development schedule of our video game software products and services, then we may delay their release until these technology compliant goals can be achieved, which may delay or reduce revenue and increase our development expenses.  Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our video game software product or service launch schedule or to keep up with our competition, which would increase our development expenses.

Our business is subject to risks generally associated with the entertainment industry, any of which could significantly harm our operating results.

Our business is subject to risks that are generally associated with the entertainment industry, many of which are beyond our control.  These risks could negatively impact our operating results and include: the popularity, price and timing of our video game software products and the platforms on which they are played; economic conditions that adversely affect discretionary consumer spending; changes in consumer demographics; the availability and popularity of other forms of entertainment; and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

From time to time we may become involved in other legal proceedings which could adversely affect us.

We are currently not party to any legal proceedings, however, we may become from time to time, subject to legal proceedings, claims, litigation and government investigations or inquiries, which could be expensive, lengthy, and disruptive to normal business operations.  In addition, the outcome of any legal proceedings, claims, litigation, investigations or inquiries may be difficult to predict and could have a material adverse effect on our business, operating results, or financial condition.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

It is our current intention to engage in and evaluate a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets.  As of the date of filing of this Current Report we have not yet identified any such strategic transactions.  Any of these strategic transactions could be material to our financial condition and results of operations.  In our search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities.  We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings.  In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures. Additional risks we may face include:

•

The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies,

•

Cultural challenges associated with integrating employees from an acquired company or business into our organization,

•

Retaining key employees from the businesses we acquire,

•

The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management, and

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing stockholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition.  Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings

The timing of the release of new video game software products can cause material quarterly revenue and earnings fluctuations.  A significant portion of revenue in any quarter may be derived from sales of new video game software products introduced in that quarter or shipped in the immediately preceding quarter.  If we are unable to begin volume shipments of a significant new video game software product during the scheduled quarter our revenue and earnings will be negatively affected in that period.  In addition, because a majority of the unit sales for a video game software products typically occur in the first four (4) to six (6) months following its introduction, revenue and earnings may increase significantly in a period in which a major video game software product is introduced and may decline in the following period or in a period in which there are no major product introductions.

Quarterly operating results also may be materially impacted by factors, including the level of market acceptance or demand for video game software products and the level of development and/or promotion expenses for video game software products.  Consequently, if net revenue in a period is below expectations, our operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

Our Products May Be Subject To Governmental Restrictions Or Rating Systems

Legislation is periodically introduced at the local, state and federal levels in the United States and in foreign countries to establish a system for providing consumers with information about graphic violence and sexually explicit material contained in interactive entertainment products.  In addition, many foreign countries have laws that permit governmental entities to censor the content and advertising of interactive entertainment products.  We believe that mandatory government-run rating systems eventually may be adopted in many countries that are significant markets or potential markets for our video game software products.  We may be required to modify our video game software products or alter our marketing strategies to comply with new regulations, which could delay the release of our video game software products in those countries.  Due to the uncertainties regarding such rating systems, confusion in the marketplace may occur, and we are unable to predict what effect, if any, such rating systems would have on our business.  While to date such actions have not caused material harm to our business, we cannot assure you that the actions taken by certain retailers and distributors in the future, would not cause material harm to our business.

Risks Related to our Securities

Our Class A common stock may be affected by limited trading volume and may fluctuate significantly.

There has been no public market for our Class A common stock and there can be no assurance an active trading market for our Class A common stock will develop.  This could adversely affect our shareholders’ ability to sell our Class A common stock in short time periods or possibly at all.  Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. or world economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Class A common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on FINRA broker-dealers who make a market in "penny stocks".  A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are quoted on the OTC.BB by way of broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of one million ($1,000,000) dollars or an annual income exceeding two hundred thousand ($200,000) dollars, or three hundred thousand ($300,000) dollars together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

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

On May , the Company issued 10,416,600 shares of their Class A common stock to 1 investor pursuant to the terms of the Exchange Agreement with Far Vista.  The shares were issued to the sole Far Vista Stockholder pursuant to Regulation S of the Securities Act of 1933 (“Regulation S”) on the basis that the subscriber represented that it was not a “US Person” as such term is defined in Regulation S.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On August 1, 2008, the Company’s Board of Directors approved an amendment to their Articles of Incorporation to change the name of the Company to Far Vista Interactive Corp.  The officers of the Company recommended the name change. On August 7, 2008, holders of a majority of our outstanding Common Stock as of the Record Date approved the amendment to our Articles of Incorporation to change the name of the Company to Far Vista Interactive Corp.  The Company’s Board of Directors believe it is in the best interests of the Company to so as to better reflect the ongoing business of the Company.    The Company is currently seeking financing in the amount of up to $3,000,000 and also may seek subsequent financings to raise the required capital to meet its 12 month budget.    Presently the Company is only in negotiations with various potential funders and has not reached any preliminary or definitive agreements with any of the potential funders.

The name change of the Company will become effective upon filing of the Certificate of Amendment with the Nevada Secretary of State.  The Company anticipates filing the Certificate of Amendment on or about the close of business on September 15, 2008.

Management has determined that, as of the closing of the Exchange Agreement, our Company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended.

ITEM 6.

EXHIBITS

3.1	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Corporation's Form 10-KSB filed with the SEC on March 31, 2008

3.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Corporation's Form 10-KSB filed with the SEC on March 31, 2008
4.1	Form of Warrant Certificate for Private Placement to Non-US Investors closed April 2, 2008	Filed herewith
10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and company	Incorporated by reference to the Exhibits attached to the Corporation's Form 8-K filed with the SEC on April 8, 2008
10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Corporation's Form 8-K filed with the SEC on April 8, 2008
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August, 2008.

CHINA TITANIUM & CHEMICAL CORP.

By:    /s/ Richard Buckley

Name:  Richard Buckley

Title:   President, Principal Executive Officer

By:    /s/ Bruce Hoggard

Name:  Bruce Hoggard

Title:   Secretary, Treasurer, Principal Financial Officer