Form 10KSB/A
period 2007-12-31
CHINA TITANIUM & CHEMICAL CORP.
filed 2008-09-18
CIK 860401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): _________Yes

____X______No

This Amendment No. 1 on Form 10-KSB/A amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission (SEC) on March 31, 2008 (the “Original Filing”). This Amendment revises the disclosures in Item 8A(T), Controls and Procedures, to include “Management’s Report on Internal Control Over Financial Reporting”, as required by Item 308T of Regulation S-B.   While management carried out an evaluation in regard to it’s Internal Control Over Financial Reporting, it failed to provide the proper disclosure in its filing.   Because of the inadvertent omission of the required management’s report on internal control over financial reporting in its Form 10-KSB when it was originally filed on March 31, 2008, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

 We are also re-filing Exhibit 31.1, Section 302 Certification – Principal Executive Officer and Exhibit 31.2, Section 302 Certification – Principal Financial Officer, required by the filing of the Amendment. As permitted by, and in accordance with Staff guidance, because the Company is not including financial statements in this Amendment, paragraph 3 of each of these certifications has been removed.

There have been no changes from the original Form 10-KSB other than as described above. This Amendment No. 1 does not reflect events occurring after the original filing of the Form 10-KSB, or modify or update in any way disclosures made in the Form 10-KSB.

TABLE OF CONTENTS
		Page(s)
PART II

Item 8A(T).	Controls and Procedures	3

PART III

Item 13.	Exhibits, Financial Statement Schedules	4

Signatures		5
Certifications

Exhibit (31.1) – Section 302 Certification – Principal Executive Officer Exhibit (31.2) – Section 302 Certification – Principal Financial Officer

PART II

ITEM 8A(T).  CONTROLS AND PROCEDURES.

The Company’s disclosure controls and procedures  are designed to ensure that information required to be disclosed in the reports that the Company files and submits under the Exchange Act is accumulated and communicated to Company management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007 was performed under the supervision and with the participation of the Company’s management. Based on that evaluation, and solely because of the inadvertent omission of the required management’s report on internal control over financial reporting in its Form 10-KSB when it was originally filed on March 31, 2008, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007 to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.

Management of the Company, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management of the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management of the Company concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that have occurred during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 13. Exhibits, Financial Statement Schedules

(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer

(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

SIGNATURES

CHINA TITANIUM & CHEMICAL CORP.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 18th day of September, 2008.

By:    /s/ Richard Buckley

Name:  Richard Buckley

Title:   President, Principal Executive Officer

By:    /s/ Bruce Hoggard

Name:  Bruce Hoggard

Title:   Secretary, Treasurer, Principal Financial Officer

5