Form 10-Q/A
period 2008-06-30
FAR VISTA INTERACTIVE CORP.
filed 2008-11-18
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐                                                                                     Accelerated filer  ☐

Non-accelerated filer                                           ☐                                           Smaller reporting Company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes [ ]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.Yes ☐No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

19,782,849 common shares outstanding as of August 6, 2008.

Note to Reader – Reason for Amendment

Following the filing of our Form 10Q for the quarter ended June 30, 2008, Management noted certain quarterly information was inadvertently omitted from the body of the financial statements and therefore is hereby filing Amendment No. 1 to the Form 10Q originally submitted on August 19, 2008 in order to correct these omissions.

The financial statements as originally presented have been revised to contain the following additional information:

-	Statement of Operations has been revised to include a comparative column for the three months ended June 30, 2008, which column was previously omitted from the financial statements;

There have been no changes to the inception to date figures as originally presented for the period February 21, 2008 (Date of Inception) to June 30, 2008.

Management has also corrected certain typographical errors in the body of the document.

CHINA TITANIUM & CHEMICAL CORP.

PART I

ITEM 1.FINANCIAL STATEMENTS

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

Page

Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheet	F-1

Unaudited Consolidated Statements of Operations	F-2

Unaudited Statement of Stockholders Deficiency	F-3

Unaudited Consolidated Statements of Cash Flows	F-3 – F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-12

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

ASSETS

Current
Cash		$-
Amounts receivable – Note 3		25,690

		$25,690

LIABILITIES

Current
Accounts payable and accrued liabilities		$25,551
Due to related party – Note 4		533,950

		$559,501

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000	common shares, par value $0.001 per share
Issued and outstanding:
19,782,849	common shares	$19,783
Additional paid-in capital		(19,782)
Accumulated other comprehensive income		1,761
Deficit accumulated during the development stage		(535,573)

		$(533,811)

		$25,690

SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

 (A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
for the period February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30, 2008	February 21, 2008 (Date of Inception) to June 30, 2008
Expenses
General and administrative	$6,6660	$6,660
Professional fees	18,627	18,627
Research and development	114,090	510,286

Net loss for the period	(139,377)	(535,573)

Other comprehensive income:
Foreign currency translation adjustment	(6,489)	1,761

Comprehensive loss for the period	$(145,866)	$(533,812)

Basic and diluted loss per share	$(0.03)	$(0.10)

Weighted average number of shares outstanding	5,350,626	5,350,626

SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, February 21, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
For cash - at $0.001	1,000	1	-	-	-	1
Pursuant to recapitalization- at $0.001	19,781,849	19,782	(19,782)	-	-	-
Foreign currency translation adjustment	-	-	-	1,761	-	1,761
Net loss for the period	-	-	-	-	(535,573)	(535,573)

Balance, June 30, 2008	19,782,849	$19,783	$(19,782)	$1,761	$(535,573)	$(533,811)

SEE ACCOMPANY SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the period February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

February 21, 2008 (Date of Inception) to June 30, 2008)
Cash Flows From Operating Activities
Net loss for the period	$(535,573)
Changes in non-cash working capital balance related to operations:
Amounts receivable	(25,690)
Accounts payable and accrued liabilities	25,551

Cash flows used in operating activities	(535,712)

Cash Flows from Financing Activities
Due to related party	533,950

Cash flows provided by financing activities	533,950

Cash Flows from Investing Activities
Proceeds from sale of common stock	1

Cash flows provided by investing activities	1

Foreign currency translation adjustment	1,761

Increase in cash during the period	-

Cash at beginning of period	-

Cash at end of period	$-

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
Unaudited

Note 1                 Nature and Continuance of Operations (cont'd)

(b)	Development stage operations

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

The interim financial statements present the balance sheet, statements of operations, statement of stockholder’s deficiency and cash flows of China Titanium & Chemical Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
Unaudited

Note 2                 Summary of Significant Accounting Policies (cont'd)

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
Unaudited

Note 2                 Summary of Significant Accounting Policies (cont'd)

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
Unaudited

Note 2                 Summary of Significant Accounting Policies (cont'd)

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

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
Unaudited

Note 5                        Business Combination (Cont’d)

        The net monetary assets acquired from the Company are as follows:

Total assets	$25,690
Total liabilities	(559,501)

Net monetary assets	$(533,811)

Consideration:
common shares of the Company (at par value)	$19,783

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

The consolidated statements of operations and cash flows for the period ended June 30, 2008 do not include the results of operations or cash flows of the Company for the period January 1, 2008 to May 14, 2008, the date of the reverse take-over transaction.  These results were as follows:

Statement of Operations

Revenue
Interest Income	$307

Expenses
Office and administration	41,093
Finders fees	136,000
Professional fees	14,855
191,948

Loss for the period	$(191,641)

Statement of Cash Flows

Cash Flows from Operating Activities
Net loss for the period	$(191,641)
Changes in non-cash working capital balances:
Accounts receivable	(286)
Accounts payable	(30,812)

CHINA TITANIUM & CHEMICAL CORP.

(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to June 30, 2008
(Stated in U.S. Dollars)
Unaudited

Note 5                                Business Combination (Cont’d)

Cash flows provided by operating activities	(227,739)

Cash Flows from Financing Activity
Shares issued for cash	300,000
Due to related party	(314,000)

Cash flows provided by financing activity	(14,000)

Decrease in cash during the period	(236,739)

Cash, beginning of the period	236,739

Cash, end of the period	$-

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is including in this filing Form 10-Q required disclosure in regard to the business of the Company and its now wholly owned subsidiary Far Vista Holdings Inc.

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

Far Vista's initial target marketing efforts will be focused on three areas.  The target markets can be broken into defining categories including the primary and secondary markets for the Gauntlet.  The gamers are referred to as “Core Gamers”, “Players”, and “Casual Gamers” with the “Core” group representing approximately 53% of US$4.7 billion of all online and console game sales.  Primary 1 target market represents the “Core” while the Primary 3 target market represents those people in the “Players” and ‘Casual” definitions.

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

Primary 3 – Adrenaline Junkies

The third primary target market in the segment composed of “Adrenalin Junkies”.  These gamers are playing other extreme action sports and action games.  Adrenalin junkie gamers are always pushing the limits of the game and looking for more and more excitement and “leading edge” involvement.  These types of gamers live vicariously through their online heroics and accomplishments.

Test Markets

The Gauntlet has been tested in Canada, the United States, Germany, Singapore and China.  As the game nears completion, it is crucial it be tested in its “beta” form, that includes its user account and payment systems, in several other countries and locations.  The Beta centers including the following locations, available through Bruce Hoggard, our Executive Vice-President of International Development, Corporate Relations and Business Systems.

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

Intellectual Property And Patent Protection

At present, Far Vista has the following pending trademarks:

List of Pending and Registered Trademarks

Canadian Trademarks	Serial No.	Registration No.	Classes	Status
“Run The Gauntlet”TM	1,388,470			Filing Date: 3/25/2008

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

Reports to security holders

We file with the Securities and Exchange Commission annual reports, quarterly reports as well as other information we are required to file pursuant to securities laws.  You may read and copy materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which is http://www.sec.gov.

Plan Of Operations

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

Recent Private Placements

On April 2, 2008, we closed a private placement to four subscribers consisting of 3,000,000 units of our securities at a price of $0.10 per unit for aggregate proceeds of $300,000.  Each unit consists of (i) one common share, (ii) one share purchase warrant entitling the holder thereof to purchase one common share for a period of twelve (12) months commencing from the closing of the private placement, at an exercise price of $0.20 per common share.  Proceeds of the offering are intended to be used for working capital to meet continued operating expenses.  The private placement was conducted in an offshore transaction relying on Regulation S of the Securities Act of 1933.  None of the subscribers were U.S. persons, as defined in Regulation S.  No directed selling efforts were made in the United States by China Titanium, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing.  We implemented the applicable offering restrictions required by Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available.  The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Results of Operations

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

Far Vista Holdings Inc. Summary Financial Information

Far Vista Holdings Inc.’s financial information from inception to June 30, 2008, is summarized below:

As at June 30, 2008 (Unaudited) (US$)
Balance Sheet Information
Total Assets	$25,426
Liabilities
Total Stockholders’ Equity (Deficit)	$(510,286)
Statement of Operations and Statement of Cash Flows Information	From inception to June 30, 3008 (Unaudited) (US$)
Sales	$-
Cost of Sales	$-
Expenses	$(510,286)
Net Loss for the Period	$(510,286)
Cash provided by (used in) Operating Activities	$(535,712)
Cash provided by (used in) Investing Activities	$1
Cash provided by (used in) Financing Activities	$533,950
Foreign currency translation adjustment	$1,761

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

Directors Compensation

We reimbursed our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of Class A common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

We do not have standing audit, nominating or compensation committees, or committees performing similar functions.  Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.  The directors who perform the functions of auditing, nominating and compensation committees are not independent because they are also officers of our company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of November, 2008.

CHINA TITANIUM & CHEMICAL CORP.

By:    /s/ Richard Buckley
Name:  Richard Buckley
Title:   President, Principal Executive Officer

By:    /s/ Bruce Hoggard
Name:  Bruce Hoggard
Title:   Secretary, Treasurer, Principal Financial Officer