Form 10-Q
period 2008-09-30
FAR VISTA INTERACTIVE CORP.
filed 2008-11-19
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-18272

FAR VISTA INTERACTIVE CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0467339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

(403) 693-8000
(Registrant’s telephone number, including area code)

China Titanium &Chemical Corp.
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

19,807,741 common shares outstanding as of November 13, 2008.

FAR VISTA INTERACTIVE CORP.

PART I

ITEM 1.FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month and from inception periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Page

Unaudited Consolidated Financial Statements

Unaudited Consolidated Balance Sheet	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Income	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-11

FAR VISTA INTERACTIVE CORP.

(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
September 30, 2008

September 30, 2008
Assets
Cash	$165
GST receivable	26,804
Total current assets	$26,969

Liabilities and stockholders’ deficit
Current liabilities
Accounts payable	$49,542
Accounts payable - related party	509,602
Loan payable - related party	4,033
Investor deposits	27,381
Total current liabilities	590,558

Stockholders’ deficit

Capital stock: $0.001 par value; 100,000,000 shares authorized; 19,782,849 shares issued and outstanding	19,783
Additional paid in capital	(19,782)
Accumulated deficit	(581,977)
Accumulated other comprehensive income	18,387
Total stockholders' deficit	(563,589)

Total liabilities and stockholders’ deficit	$26,969

SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FAR VISTA INTERACTIVE CORP.

(formerly China Titanium & Chemical Corp.)
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the period from February 21, 2008 (Date of Inception) to September 30, 2008

	Three Months Ended September 30, 2008	February 21, 2008 (Date of Inception) to September 30, 2008
Revenues	$-	$-

Expenses
General and administrative	6,016	12,677
Professional fees	10,778	29,405
Research and development	29,609	539,895
Total expenses	46,403	581,977

Net loss for the period	(46,403)	(581,977)

Other comprehensive income
Foreign currency translation adjustment	16,626	18,387
Comprehensive loss for the period	$(29,777)	$(563,590)

Basic and diluted loss per share	$(0.00)	$(0.05)

Weighted average number of shares outstanding	19,782,849	11,743,644

SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FAR VISTA INTERACTIVE CORP.

(formerly China Titanium & Chemical Corp.)
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
for the period from February 21, 2008 (Date of Inception) to September 30, 2008

February 21, 2008 (Date of Inception) to September 30, 2008
Cash Flows from Operating Activities
Net Loss for the period	$(581,977)
Changes in non-cash working capital balances related to operations:
Amounts receivable	(27,726)
Accounts payable and accrued liabilities	49,682
Cash flows used in operating activities	(560,021)

Cash Flows from Financing Activities
Due to related party	528,825
Proceeds from notes payable - related party	4,033
Proceeds from investor deposits	27,381
Cash flows provided from financing activities	560,239

Effects of exchange rate on cash	(53)

Increase in cash during the period	165

Cash at beginning of period	-

Cash at end of period	$165

SEE ACCOMPANYING NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

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

On April 1, 2008, China Titanium & Chemical Corp. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) with Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire all of the issued and outstanding shares of Far Vista resulting in “Far Vista,” being a direct, wholly-owned subsidiary of China Titanium.  Upon the subsidiary acquisition of Far Vista by China Titanium, the Company agreed to issue to the shareholders of Far Vista an aggregate of 10,416,600 shares of the common stock of China Titanium.  Closing of the Exchange Agreement occurred on May 14, 2008 (the “Closing Date”). Refer to Note 5 – Business Combination for additional details.

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

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

Note 1                 Nature and Continuance of Operations (Continued)

On September 16, 2008, the Company changed its name to Far Vista Interactive Corp.

(b)	Development stage operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $581,977 since inception, has a working capital deficiency of $563,589 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The interim financial statements present the balance sheet, statement of operations and comprehensive income and cash flows of Far Vista Interactive Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Note 2                      Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Far Vista Interactive Corp. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007.

The Company’s year-end is December 31.

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

Note 2                      Summary of Significant Accounting Policies (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Far Vista Holdings Inc.  All inter-company transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

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

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

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

Note 3                 Amounts Receivable

Amounts receivable of $27,317 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

Note 4                 Related Party Transactions

On February 22, 2008, Far Vista and 10142361 Saskatchewan Ltd. (dba “Far Vista Studios”) entered into a Licensing Agreement for Far Vista to obtain the world wide right and license to use of the Trademarks and the System in connection with the operation of “Run The Gauntlet”, a leading edge, multi-player First Person Shooter video combat game, in accordance with the terms of the Licensing Agreement the “Agreement”). Far Vista Studios is 100% owned by Richard Buckley, an officer and director of China Titanium and the sole officer and director of Far Vista. Under the terms of the Agreement, Far Vista agreed to reimburse Far Vista Studios for certain research and development costs associated with the development of “Run the Gauntlet” TM .

As at September 30, 2008 the Company has received invoices for reimbursement from Far Vista Studios totaling $568,331.  Included in this the officers and directors of Far Vista Interactive Corp. have invoiced Far Vista Studios a total of $317,868 of which amount a total of $262,780 remains outstanding.

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

Note 5                     Business Combination

On April 1, 2008, China Titanium & Chemical Corp. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) among Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire, all of the issued and outstanding shares of Far Vista resulting in “Far Vista,” being a direct, wholly-owned subsidiary of China Titanium.  Upon the subsidiary acquisition of Far Vista by China Titanium, the Company agreed to issue to the stockholders of Far Vista an aggregate of 10,416,600 shares of the common stock of China Titanium.

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

Following completion of all of the above conditions on the Closing Date: (i) Far Vista was acquired by China Titanium and China Titanium being the sole stockholder of Far Vista; and (ii) the sole Far Vista Stockholder received an aggregate of 10,416,600 shares of China Titanium’s common stock representing 54.6% of the issued and outstanding shares of the Company.

As a result of this transaction, the stockholders of Far Vista acquired control of the Company and consequently Far Vista is deemed to be the accounting acquirer.  The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition and the consolidated financial statements are a continuation of the operations of Far Vista and not the Company.  The operations of the Company are included in the consolidated statement of loss from May 14, 2008, the effective date of the acquisition.

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

Note 5                                Business Combination (Continued)

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

The consolidated statements of operations and cash flows for the period ended September 30, 2008 do not include the results of operations or cash flows of the Company for the period January 1, 2008 to May 14, 2008, the date of the reverse take-over transaction.  These results were as follows:

Statement of Operations

Revenue
Interest Income	$307

Expenses
Office and administration	41,093
Finders fees	136,000
Professional fees	14,855
191,948

Loss for the period	$(191,641)

Statement of Cash Flows

Cash Flows from Operating Activities
Net loss for the period	$(191,641)
Changes in non-cash working capital balances:
Accounts receivable	(286)
Accounts payable	$(30,812)

FAR VISTA INTERACTIVE CORP.
(formerly China Titanium & Chemical Corp.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
For the period from February 21, 2008 (Date of Inception) to September 30, 2008

Note 5                                Business Combination (Continued)

Cash flows provided by operating activities	$(227,739)

Cash Flows from Financing Activity
Shares issued for cash	300,000
Due to related party	(314,000)

Cash flows provided by financing activity	(14,000)

Decrease in cash during the period	(236,739)

Cash, beginning of the period	236,739

Cash, end of the period	$-

Note 6                                Subsequent Events

Pursuant to private placements subscription agreements received on August 28, 2008, and accepted by the Company on October 10, 2008, the Company sold a total of 24,892 units of the Company’s Class A common stock, $0.001 par value, at a per share price of $1.10 per unit, each unit consisting of one share of Class A common stock and warrants to purchase one additional share of Class A common stock at a price of $1.50 per share for a period of four months from the date of acceptance.  The Company received gross proceeds of $27,381 from the sale of the aforementioned securities.  The private placement offering was conducted by the directors, officers and promoters of the Company.  There were no commissions or finder’s fees paid in respect of this private placement.  As the Company accepted the subscriptions on October 10, 2008, the units were not issued as of the date of this financial statement.

On October 21, 2008, the Company entered into a stock purchase agreement with Imini Enterprises Corporation for a maximum amount of $1,000,000 by way of Regulation S subscriptions.  On November 17, 2008, the Company terminated the stock purchase agreement.   As of the date of this report, no funds have been received pursuant to the terms of this agreement.

On October 29, 2008, the Company signed a Memorandum of Understanding with Playnet Inc. whereby Playnet, Inc. will provide end user account, administration, billing and reporting services using the Playnet, Inc. proprietary software applications.   Far Vista is required to pay $125,000 plus 5% of gross revenues earned from operations for a period of 12 months from the time that Far Vista commences the use of the Playnet, Inc. services.

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “Far Vista Interactive” refer to Far Vista Interactive Corp. and its wholly owned subsidiary, Far Vista Holdings Inc. (“Far Vista Holdings”).

General Overview

We were incorporated in the State of Nevada on January 14, 1988, under the name “Arrow Management, Inc.”.  On October 21, 1999, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “Arrow Management, Inc.” to “W-Waves USA, Inc.”  On August 31, 2004, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “W-Waves USA, Inc.” to “China Titanium & Chemical Corp.”  Prior to the acquisition of Far Vista, we had no business operations and were a public shell with nominal assets.  On the closing of the agreement with Far Vista we undertook the business of Far Vista consisting of the development, distribution, marketing and sale of video game software and online video games.  On September 16, 2008, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “China Titanium & Chemical Corp.” to Far Vista Interactive Corp.

Far Vista Holdings Inc.

Prior to the acquisition of Far Vista Holdings, Far Vista Holdings was a private corporation incorporated pursuant to the laws of the Province of Saskatchewan on February 21, 2008.  On February 22, 2008, Far Vista Holdings and 10142361 Saskatchewan Ltd. (dba Far Vista Studios) entered into a Licensing Agreement for Far Vista Holdings to obtain the worldwide right and license to use of the Trademarks and the System in connection with the operation of “Run The Gauntlet”  in accordance with the terms of the Licensing Agreement.  Since the inception of Far Vista Holdings, its business objective has been the development, distribution, marketing and sale of video game software and the in-house development of online active video games.  Far Vista Holdings develops online active video games for the PC, Microsoft Xbox 360, Sony PlayStation consoles, and online game community making video games more appealing to First Person Shooter (“FPS”) types of gamers and non-gamers alike.

Description of Video Game Software Product - “Run The Gauntlet” (the “Gauntlet”)

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

A typical game might contain 100 player creation locations (where players enter the game), five (5) exit portals, and numerous non-real player characters.  There are many possible game scenarios.  Once game scenario is at the start of the game, a known percentage (75%) of all entrance fees is distributed as treasure throughout the game area.  A player can choose to gather enough treasure to return their entrance fee, plus a modest return on investment and then make a run for one of the exits.  Alternatively, the player could choose to go for the gold and stay in the game for as long as possible, hoping to be the last player standing and exiting.  Another player may decide to try and camp near one of the exits, letting other players gather the treasure, in the expectation they can defeat them in combat as they attempt to leave the game.  However, in this scenario, only those players who successfully exit with their tokens can reap real-world rewards, as players left standing within the arena at the end of the game get nothing.  Depending on the entrance or buy-in fee, a player could win as much as US$100 to US$100,000, or more, during the course of a single game.  Far Vista Holdings also has a “non-money” version of the game which allows gamers to practice and eliminate the risk of the “learning curve” as they become more familiar with the game.

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

Liquidity and Capital Resources

As of September 30, 2008, we do not have any cash.  Loans from stockholders and related parties and sales of equity are currently our only source of liquidity.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon continuing loans and the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We project that we will require an estimated additional $7,565,000 over the next twelve month period to fund our operating cash shortfall.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Results of Operation

The Company had no revenues for the period from inception to September 30, 2008.  General and administrative expenses for the period ended September 30, 2008, totaled $12,676.  General and administrative expenses related primarily to the legal and accounting costs related to the  acquisition and maintaining compliance with the Securities Exchange Act of 1934, as amended.    During the period from inception to September 30, 2008 the Company expended $539,895 on research and development of the Run the Gauntlet project.  It is expected development expenditures will increase dramatically as the Company moves towards making the software market ready.  Professional fees incurred from inception to September 30, 2008 totaled $29,405 and were related to maintenance of the corporate entity with respect to financial reporting and regulatory filing obligations.  Basic and diluted losses per share for the period ended September 30, 2008, were $0.05 per share.

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

ITEM 3.                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2008:

1.           Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.           Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3.           Outsourcing of the accounting operations of our Company.   Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the firm;

4.           Insufficient installation of information technology to assist in our accounting functions.  Because of a lack of working capital and personnel, we do not have any information technology software and hardware to assist in providing effective controls;

5.           Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

6.           Ineffective controls over period end financial disclosure and reporting processes.

Changes in Internal Control Over Financial Reporting

As of September 30, 2008, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the year ended September 30, 2008 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2008, fairly presents our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.   Management believe these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee who will undertake the oversight in the establishment and monitoring or required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no changes in our internal control over financial reporting during the quarter ended fiscal September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.   RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On October 21, 2008, the Company entered into a stock purchase agreement with Imini Enterprises Corporation for a maximum amount of $1,000,000 by way of Regulation S subscriptions.  On November 17, 2008, the Company terminated the stock purchase agreement.   As of the date of this report, no funds have been received pursuant to the terms of this agreement.

On October 29, 2008, the Company signed a Memorandum of Understanding with Playnet Inc. whereby Playnet, Inc. will provide end user account, administration, billing and reporting services using the Playnet, Inc. proprietary software applications.   Far Vista is required to pay $125,000 plus 5% of gross revenues earned from operations for a period of 12 months from the time that Far Vista commences the use of the Playnet, Inc. services.

ITEM 6.  EXHIBITS

3.1	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
3.1(i)	Amendment to the Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company’s Schedule 14C filed with the SEC on August 26, 2008
3.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
4.1	Form of Warrant Certificate for Private Placement to Non-US Investors closed April 2, 2008	Filed herewith
10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and the Company	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008
10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008
10.3	Letter of Agreement between Far Vista Interactive and Playnet, Inc. executed on October 29, 2008.	Filed herewith
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November, 2008.

FAR VISTA INTERACTIVE CORP.

By:    /s/ Richard Buckley
Name:  Richard Buckley
Title:   President, Principal Executive Officer

By:    /s/ Bruce Hoggard
Name:  Bruce Hoggard
Title:   Secretary, Treasurer, Principal Financial Officer