Form 10-K
period 2008-12-31
FAR VISTA INTERACTIVE CORP.
filed 2009-05-18
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-18272

FAR VISTA INTERACTIVE CORP.
 (Exact name of registrant as specified in its charter)

Nevada	87-0467339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

365 Simon Fraser Cres, Saskatoon, Saskatchewan	S7H 3T5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (306) 230-3288

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

 Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2008 the aggregate market value of voting Class A common stock held by non-affiliates of the registrant is 10,791,585.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of May 6, 2009, the Issuer had a total of 19,867,468 shares of Class A common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM  1.                      BUSINESS

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

As used in this current report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “Far Vista” refer to Far Vista Interactive Corp. and its wholly owned subsidiary, Far Vista Holdings Inc. (“Far Vista Holdings”).

(a)   Business Development

We were incorporated in the State of Nevada on January 14, 1988, under the name “Arrow Management, Inc.”.  On October 21, 1999, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “Arrow Management, Inc.” to “W-Waves USA, Inc.”  On August 31, 2004, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “W-Waves USA, Inc.” to “China Titanium & Chemical Corp.”  Prior to the acquisition of Far Vista, we had no business operations and were a public shell with nominal assets.  On the closing of the agreement with Far Vista we undertook the business of Far Vista consisting of the development, distribution, marketing and sale of video game software and online video games.  On September 16, 2008, a Certificate of Amendment to the Articles of Incorporation was filed with the State of Nevada changing our name from “China Titanium & Chemical Corp.” to Far Vista Interactive Corp.   All of the current activities of the Company are currently undertaken by its Far Vista Holdings.

As of the date of this filing, the Company has one (1) wholly-owned subsidiary, Far Vista Holdings Inc.  All of the current activities of the Company are currently undertaken by its Far Vista Holdings.

(b)           Business of Issuer

Current Operations

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

Description of Video Game Software Product - “Run The Gauntlet” (the “Gauntlet”)

The Gauntlet is believed to be a leading-edge, multi-player FPS combat game.  The game can be set in multiple universes, from the age of the Knights to well into the future on distant planets, and contested by people located throughout the world using their PC computers and internet connections.  The players must run the gauntlet, facing dangers from, and causing danger to, each of the other players in the game as well as built in game hazards.  Players purchase game play tokens via an online billing system working with Far Vista Studios.  Players then exchange tokens for entrance into one of the numerous online “Run the Gauntlet” games areas.  Within the game, players attempt to gather tokens through exploration, combat, and longevity while playing against other real people.  In some game versions, the players must choose when to attempt to exit the game with their tokens or risk the chance of losing them all if they are killed.  Players who successfully exit the game with their tokens can convert their tokens back into real money.  Another version of the game will be based on a predetermine time duration, where a player need only survive until the game’s time has expired to keep the money they have collected during the game.

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

Distribution Methods and Marketing Strategy

Far Vista’s overall strategy is to finalize development of and market its FPS game known as the “Run The Gauntlet”.  Far Vista intends to continue with development of multi-player internet, online games which are competitive and where the opportunity to win money is a primary motivator.  Far Vista intends to leverage its intellectual properties, using core technologies that can be used to develop specific applications for almost all current video games that do not require source code interfaces, to design products that have defensible technologies and short time-to-market development cycles.  In addition, Far Vista intends to create a dedicated online game community that is avatar-based and that offers social networking features to target monthly internet gamers worldwide.

Online gaming is the most popular net application after e-mail for China’s 65 million citizens.  Throughout the world, gaming leagues and companies are organizing competitions where cash prizes are now worth more than US$100,000.  Competitions are now televised live and covered by major publications and newspapers such as MTV, CNN, ESPN, USA Network, AB World News Today, FOX, WB and other media companies looking for a unique advantage.  All Far Vista games are intended to be competitively priced for the consumer market.  Currently there are at least 20 different FPS video games on the market, crossing all of the various video game platforms, including Xbox360, PS2, PS3, Nintendo and PC’s.  The number of consoles for PS2, according to Sony, is more than 110,000,000, while Microsoft’s Xbox 360 is nearing 10,000,000 units.

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

Player:                          85% are male
Age:                        Broad appeal – 21 to 60 years
  Specific appeal – 30 to 50 years
  Mean age – 33 years
Income:                        US$70,500 per year

Buying Habits:           Spend US$73 to US$85 on video games per purchase
      Buy approximately 2.5 games every two months
      Own up to 57 games of all types

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

In China, there will be two organizations involved in the testing process.  The first is Alcom Asia.  Alcom Asia will assist in the testing and collecting of feedback.  The second organization is the Polytechnic University of Hong Kong.  With the Polytechnic University of Hong Kong, Far Vista will have access to many male students who fit the gamer profile and can provide valuable comments and suggestions as the game is developed and tested.

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

Far Vista plans on establishing beta test centers in Canada, the United States, England, India, Thailand and several other countries included in our Executive Vice-President of International Development’s network of business contacts.

With the global ability to test and play the game in its final development, there is also the benefit of being able to test the web connections and portals by having various geographic testing centers play against each other.

Final Launch Development

The Gauntlet is expected to be launched first in North America during the fall of 2009, and thereafter, in China.

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

The summary of the foregoing is qualified in its entirety by reference to the License Agreement, which are included as exhibits to this Current Report.

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

Intellectual Property And Patent Protection

At present, Far Vista has the following pending trademarks:

List of Pending and Registered Trademarks

The Company had applied for trade mark registration of “Run the Gauntlet” on March 25, 2008.  The registration of this trademark was denied.  The Company has determined not to pursue further trademarks until such time as it has raised the funding it requires for operations.

Research And Development

During the fiscal year ended December 31, 2008, we spent $542,411 on research and development activities which were primarily focused on the development of the Gauntlet, as well as, several unannounced future products.

Employees

Currently, Far Vista has a total of one full time employee and no part time employees.

ITEM 1A.                     RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.                     UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM  2.                      PROPERTIES

Neither the Company, nor its subsidiary, owns any properties or any real estate.  The Company currently has free office space provided by the President of the Company at the teaching facility where is currently teaches.

ITEM 3.                       LEGAL PROCEEDINGS.

Not Applicable

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to the Company’s security holders for a vote during the fourth quarter of its fiscal year ending December 31, 2008.

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's common stock trades on the Over-the-Counter Bulletin Board (“OTC/BB”) under the symbol "FVSTA".  Following is a report of high and low bid prices for the last two (2) fiscal years.

Year 2008	High	Low
4th Quarter ended 12/31/08	1.10	0.02
3rd Quarter ended 9/30/08	1.03	0.51
2nd Quarter ended 6/30/08	1.90	0.46
1st Quarter ended 3/31/08	1.60	0.35

Year 2007	High	Low
4th Quarter ended 12/31/07	1.26	1.01
3rd Quarter ended 9/30/07	1.50	1.05
2nd Quarter ended 6/30/07	1.25	1.25
1st Quarter ended 3/31/07	1.25	1.01

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of May 7, 2009, there were 559 holders of record of the Company’s Class A common stock.

During the last two (2) fiscal years, no cash dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans ( excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

Performance Graph

The Company is a smaller reporting company and is not required to provide this information.

Recent sales of unregistered securities; use of proceeds from registered securities

There are no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.                       SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this item.

ITEM 7.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity

As of December 31, 2008, we do not have any cash.  Loans from shareholders and related parties and sales of equity are currently our only source of liquidity.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon continuing loans and the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We project that we will require an estimated additional $7,565,000 over the next twelve month period to fund our operating cash shortfall.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Capital Resources

Pursuant to an licensing agreement entered into between Far Vista Holdings and 101042361 Saskatchewan Ltd. Far Vista Holdings has an obligation to repay the research and development costs up to a maximum of $500,000 upon the presentation of invoices up to including March 31, 2008.    As of the date of this report Far Vista Holdings has not received any request for payment.  This obligation will be dealt with upon the Company receiving funds.

Results of Operations

For the year ended December 31, 2008 the Company incurred operating losses of $611,533. Net losses for the period February 21, 2008 (date of inception) to December 31, 2008 were $548,770.

Summary of Working Capital and Stockholders' Equity

As of December 31, 2008, the Company had negative working capital of $514,489 and negative Stockholders' Equity of $514,489.

Sources of Working Capital

For the period February 21, 2008 (Date of inception) to December 31, 2008, the Company's primary sources of working capital have come from related party loans.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Payments Due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	-0-	-0-	-0-	-0-	-0-
Capital Lease Obligations	-0-	-0-	-0-	-0-	-0-
Operating Lease Obligations	-0-	-0-	-0-	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	-0-	-0-	-0-	-0-	-0-

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue Recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and of revenues and expenses during the reporting period. Estimates are made when accounting for revenue (as discussed above under “Revenue Recognition”), depreciation, amortization, bad debt reserves, income taxes and certain other contingencies. We are subject to risks and uncertainties that may cause actual results to vary from estimates. We review all significant estimates affecting the financial statements on a recurring basis and record the effects of any adjustments when necessary.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

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

In March 2008, the FASB  issued SFAS  No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the Financial Accounting Standards Board ("FASB") issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

Far Vista Interactive Corp.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Stated in US Dollars)

Far Vista Interactive Corp.

Consolidated Financial Statements

December 31, 2008

Contents

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037PHONE: (801) 927-1337 FAX: (801) 927-1344
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107PHONE: (801) 281-4700 FAX: (801) 281-4701

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Far Vista Interactive Corp.

We have audited the consolidated balance sheet of Far Vista Interactive Corp. (the Company) as of December 31, 2008, and the related consolidated statement of operations and comprehensive income, changes in stockholders’ deficiency and cash flows for the period from February 21, 2008 (date of inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the period from February 21, 2008 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
May 18, 2009
Salt Lake City, Utah

FAR VISTA INTERACTIVE CORP.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2008
(Stated in U.S. Dollars)

ASSETS

Current Assets
Cash		$36
Taxes receivable (Note 6)		23,810
Total Current Assets		23,846

Total Assets		$23,846

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities		$60,745
Accounts payable – related party (Note 5)		477,590

Total Current Liabilities		538,335

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
100,000,000	common shares, par value $0.001 per share
Issued and outstanding:
19,867,468	common shares	19,868
Additional paid-in capital		14,413
Accumulated other comprehensive income		62,763
Deficit accumulated during the development stage		(611,533)

Total Stockholders’ Deficiency		(514,489)

Total Liabilities and Stockholders’ Deficiency		$23,846

SEE ACCOMPANYING NOTES

FAR VISTA INTERACTIVE CORP.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
for the period February 21, 2008 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

Expenses
Office and administration	$15,478
Professional fees	53,644
Research and development	542,411
611,533

Net loss for the period	(611,533)

Other comprehensive income:
Foreign currency translation adjustment	62,763

Comprehensive loss for the period	$(548,770)

Basic and diluted loss per share	$(0.04)

Weighted average number of shares outstanding	13,791,054

SEE ACCOMPANYING NOTES

FAR VISTA INTERACTIVE CORP.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the period February 21, 2008 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, February 21, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
For cash - at $0.001	1,000	1	-	-	-	1
Pursuant to recapitalization- at $0.001	19,781,849	19,782	(19,782)	-	-	-
For cash - at $1.10	24,892	25	27,356	-	-	27,381
For cash - at $0.55	59,727	60	6,839	-	-	6,899
Foreign currency translation adjustment	-	-	-	62,763	-	62,763
Net loss for the period	-	-	-	-	(611,533)	(611,533)

Balance, December 31, 2008	19,867,468	$19,868	$14,413	$62,763	$(611,533)	$(514,489)

SEE ACCOMPANYING NOTES

FAR VISTA INTERACTIVE CORP.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
for the period February 21, 2008 (Date of Inception) to December 31, 2008
(Stated in U.S. Dollars)

Cash Flows From Operating Activities
Net loss for the period	$(611,533)
Changes in non-cash working capital balance related to operations:
Taxes receivable	(27,120)
Accounts payable – related party	543,987
Accounts payable and accrued liabilities	60,745

Cash flows used in operating activities	(33,921)

Cash Flows from Financing Activities
Proceeds from sale of common stock, net of costs	34,281

Cash flows provided by financing activities	34,281

Foreign currency translation adjustment	(324)

Increase in cash during the period	36

Cash at beginning of period	-

Cash at end of period	$36

SEE ACCOMPANYING NOTES

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of Far Vista Interactive Corp. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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

On October 21, 1999, Arrow filed a Certificate of Name Change with the State of Nevada changing its name to W-Waves USA, Inc.  On August 27, 2004, W-Waves USA, Inc. filed a Certificate of Name Change with the State of Nevada changing its name to China Titanium & Chemical Corp. (the Company).  The Company also affected a reverse split of its shares on the basis of one share for each 100 shares issued on August 27, 2004 and increased its authorized capital to 100,000,000 Class A common shares.

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

On April 1, 2008, China Titanium & Chemical Corp. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) among Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire all of the issued and outstanding shares of Far Vista resulting in Far Vista, being a direct, wholly-owned subsidiary of China Titanium.  Upon the subsidiary acquisition of Far Vista by China Titanium, the Company agreed to issue to the shareholders of Far Vista an aggregate of 10,416,600 shares of the common stock of China Titanium.  Closing of the Exchange Agreement occurred on May 14, 2008 (the “Closing Date”). Refer to Note 3 – Business Combination for additional details. On September 16, 2008, China Titanium & Chemical Corp. changed its name to Far Vista Interactive Corp.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

In connection with the closing of the acquisition of Far Vista, the Company completed a private placement of 3,000,000 Units at a price of $0.10 per unit pursuant to Regulation S of the Securities Act of 1933.  Each Unit consisted of one share of common stock and one share purchase warrant to acquire a further share of common stock at $0.20 per share for a period of one year from the date of issue. The warrants expired unexercised subsequent to the fiscal year ended December 31, 2008. Funds from the placement were used to retire existing Company debt.

Following the completion of the acquisition of Far Vista, the Company is now engaged in the business of the development, distribution, marketing and sale of video game software products and online video games.

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company are presently undertaken by Far Vista Holdings Inc.  Far Vista Holdings Inc. is in the process of developing online active video games for the PC, Microsoft Xbox 360, Sony PlayStation consoles, and online game community making video games more appealing to First person Shooter (“FPS”) types of gamers and non-gamers alike.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $611,533 since inception, has a working capital deficit of $514,489 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, Far Vista Holdings Inc. All inter-company transactions have been eliminated.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

Depreciation and amortization

Depreciation and amortization have been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives.  Equipment is depreciated at a rate of 10% per annum and leasehold improvements are depreciated at a rate of 8% per annum.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Currency

The functional currency of the Company is the United States dollar.  The functional currency of Far Vista Holdings Inc. is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period.  Related translation adjustments are reported as other comprehensive income , a component of stockholders’ equity.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.  Fully diluted earnings per share are not presented because they are anti-dilutive.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosure About Fair Value of Financial Instruments.  SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amount of the Company’s cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

Income taxes

The Company is subject to United States income taxes.  Its wholly owned subsidiary is subject to Canadian taxes.

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

At December 31, 2008, the Company has net operating loss carry forwards totaling approximately $611,500. The carry forwards begin to expire as of the current fiscal year. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Stock-based Compensation
The Company has elected to account for stock-based compensation following SFAS 123R, ”Accounting for Stock-based Compensation”, and provide the disclosure required under SFAS No. 123R, “Accounting for Stock-based Compensation, as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, amendment of SFAS Statement No. 123R.

New Accounting Standards

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

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

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Recently Issued Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal year which begins January 1, 2008.

In March 2008, the FASB issued SFAS  No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Recently Issued Accounting Pronouncements (continued)

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, ACCOUNTING FOR DEFENSIVE INTANGIBLE ASSETS (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

On January 12, 2009 the Financial Accounting Standards Board ("FASB") issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

These FSPs do not have an impact on the Company at the present time.

Other

The Company has selected December 31 as its year-end.

The Company paid no dividends in 2008.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Note 2 – Business Combination

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

The net non-monetary assets acquired from the Company are as follows:

Total assets	$25,690
Total liabilities	(559,501)

Net non-monetary assets	$(533,811)

Consideration:
common shares of the Company (at par value)	$19,783

This transaction is considered to be a capital transaction, that is, the transaction is equivalent to the issuance of common shares by Far Vista for the net monetary assets of the Company, accompanied by a recapitalization.  As the Company had no net monetary assets at the time of the transaction, the recapitalization has been recorded at par value ($0.001 per share of Class A common stock).

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Note 2 – Business Combination – Cont’d

The consolidated statements of operations and cash flows for the period ended June 30, 2008 do not include the results of operations or cash flows of the Company for the period January 1, 2008 to May 14, 2008, the date of the reverse take-over transaction.  These results were as follows:

Statement of Operations

Revenue
Interest Income	$307

Expenses
Office and administration	41,093
Finder’s fees	136,000
Professional fees	14,855
191,948

Loss for the period	$(191,641)

Statement of Cash Flows

Cash Flows from Operating Activities
Net loss for the period	$(191,641)
Changes in non-cash working capital balances:
Accounts receivable	(286)
Accounts payable	(30,812)
Cash flows provided by operating activities	(227,739)

Cash Flows from Financing Activity
Due to related party	(314,000)
Shares issued for cash	300,000
Cash flows provided by financing activity	(14,000)

Decrease in cash during the period	(236,739)
Cash, beginning of the period	236,739
Cash, end of the period	$-

Note 3 – Common Stock

The Company is authorized to issue 100,000,000 common shares at $0.001 par value per share.

On October 28, 2008 the Company issued a total of 24,892 units of the Company Class A common stock, $0.001 par value, at a per share price of $1.10 per unit, each unit consisting of one share of Class A common stock and one share purchase warrant to acquire an additional share of the Company Class A common stock at a price of $1.50 per share for a period of four months from the date of acceptance.

On December 4, 2008, the Company issued 59,727 Class A common stock in exchange for $6,898 in cash collection (net of the amount of $ 25,952 finder’s fee).

On October 21, 2008, the Company entered into a stock purchase agreement with Imini Enterprises Corporation for a maximum amount of $1,000,000 by way of Regulation S subscriptions. On November 17, 2008, the Company terminated the stock purchase agreement. As of the date this report, no funds have been received pursuant to the terms of the agreement.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the period from February 21, 2008 (Date of Inception) to December 31, 2008

Note 4 – Warrants

As part of the issuance of common stock noted in Note 3 above, the Company issued 24,892 warrants during the fiscal year 2008. These warrants expired on February 28, 2009.

As part of the issuance of common stock noted in Note 2 above, the Company issued 3,000,000 warrants during the fiscal year 2008.  The warrants expired unexercised subsequent to the year ended December 31, 2008.

Note 5 – Related Party Transactions

On February 22, 2008, Far Vista and 10142361 Saskatchewan Ltd. (dba “Far Vista Studios”) entered into a Licensing Agreement for Far Vista to obtain the world wide right and license to use of the Trademarks and the System in connection with operation of “Run the Gauntlet”, a leading edge, multi-player First Person Shooter video combat game, in accordance with the terms of the Licensing Agreement (the “Agreement). Far Vista Studios is 100% owned by Richard Buckley, an officer and director of China Titanium and the sole officer and director of Far Vista. Under the terms of the Agreement, Far Vista agreed to reimburse Far Vista Studios for certain research and development costs associated with the development of “Run the Gauntlet “TM.

 As at December 31, 2008 the Company has received invoices for reimbursement from Far Vista Studios totaling $503,501, of which amount a total of $25,911 was repaid during the year, leaving a remaining balance of $477,590 due and payable at December 31, 2008 which amount is reflected on the balance sheet as Accounts Payable – Related Party. Included in this related party payable,  a total of $297,387 invoiced by officers and directors of Far Vista for services rendered to Far Vista Studios, of which amount a total of $235,788 remains outstanding as at December 31, 2008.

Note 6 – Taxes Receivable

Amounts receivable of $23,810 consists of Canadian refundable goods and services tax credits (“GST”) incurred by Far Vista Holdings Inc.

Note 7 – Other

On October 29, 2008, the Company signed a Memorandum of Understanding with Playnet, Inc. whereby Playnet, Inc. will provide end user account, administration, billing and reporting services using the Playnet, Inc. proprietary software applications. Far Vista is required to pay $125,000 plus 5% of gross revenues earned from operations for a period of 12 months from the time that Far Vista commences the use of the Playnet, Inc. services.

Note 8 – Going Concern

The Company has sustained net losses and negative operating cash flows since inception because of significant investment into research and development and the design of its product.  The loss for the period ended December 31, 2008 has raised concerns regarding the Company’s ability to continue as a going concern.  If the losses and negative operating cash flows are not remedied the Company’s assets may not be realized and liabilities satisfied in the normal course of business.  Management is aware of the factors discussed above and has implemented several strategies to remedy the situation, in order to provide positive operating cash flows and net income.  The industry in which Far Vista competes sees significant early losses in operations because of research and development efforts.  Once the research and development has been made, operations will generally recover prior year sustained losses within two to three years.  Discussions with potential financing sources in order to alleviate ongoing research and development requirements have been initiated.

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A (T).              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2008:

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

Changes in Internal Control Over Financial Reporting

As of December 31, 2008, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the year ended December 31, 2008, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2008, fairly presents our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

ITEM 9B.                     OTHER INFORMATION

There are no items requiring disclosure hereunder.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiary held by each such person:

NAME	AGE	POSITION
Richard Buckley	46	President, Chief Executive Officer and Director
Bruce Hoggard	52	Secretary-Treasurer, Chief Financial Officer and Director
David Callele	47	Vice President of Research and Development and Director

The Company’s directors are elected by the holders of the Company’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified.   The Company did not hold it’s 2008 Annual General Meeting.   The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

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

David Callele, Director and Vice-President of Research and Development

Mr. Callele is the Vice-President of Research and Development and a director of the company.  Prior to joining the company Mr. Callele most recently served as the Executive Vice-President, Research and Development at 10142361 (doing business as Far Vista Studios).  He was responsible for development and delivery of game technologies including, but not limited to game engines, special effects systems, artificial intelligence systems, asset management systems and player management systems as well as supervision and mentoring of development staff.  Mr. Callele is presently Project Manager, Design Engineer at Solido Design Automation Inc. where his responsibilities include development and delivery of advanced mathematical software for integrated circuit design and manufacturing as well as supervision and mentoring of development staff.  From September 1, 2001 to June 30, 2005, Mr. Callele was employed with the University of Saskatchewan as an Assistant Professor in the Department of Computer Science.  Mr. Callele owns rights to three (3) US Patents (Computer telecommunications signaling interface, Automated attendant and Telephone interface for a computer receiving and transmitting information during the silent interval between ringing), two (2) Canadian Patents (Computer telecommunications signaling interface and Automated attendant).  In addition, he has ten (10) more patents at various states of the application process.  Mr. Callele has co-authored eight (8) publications regarding the computer software industry.  Mr. Callele earned a Ph.D. in Computational Science in December, 2007, from the University of Saskatchewan.  In May, 1987, Mr. Callele earned as M.Sc. in Computational Science from the University of Saskatchewan.  In May, 1984, Mr. Callele earned a B.E. in Electrical from the University of Saskatchewan.

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

Compliance with Section 16(A) of the Exchange Act

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Richard Buckley	CEO, President and Director	Late/1	Late/2	Late/1
Bruce Hoggard	Secretary Treasurer, CFO and Director	Late/1	Late/2	Late/1
David Callele	Director, VP Research and Development	Late/1	Late/2	Late/1

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

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

The Board of Directors presently does not have an audit committee. Since there is only one independent member of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.                      EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last twofiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year ended December 31	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Richard Buckley, President & Principal Executive Officer	2008	97,991	-0-	-0-	-0-	-0-	-0-	-0-	97,991
Bruce Hoggard Secretary-Treasurer and Chief Financial Officer	2008	9,697	-0-	-0-	-0-	-0-	-0-	-0-	9,697
Michel Bourbonnais, President & PEO	2007	$-0-	-0-	-0-	-0-	-0-	-0-	52,000	52,000
Of the amount owing to Richard Buckley, a total of 17,427 was paid during fiscal 2008 and the remaining amount was accrued.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company does not currently have any stock award or stock option plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Buckley	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bruce Hoggard	-0-	-0-	-0-	-0-	-0-	-0-	-0-
David Callele	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the Company’s most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	-0-

The Company does not currently have any stock option or stock award plans.

SECURITY OWNERSHIP OF  CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of May 76, 2009, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders  have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Richard Buckley 365 Simon Fraser Cres., Saskatoon, Saskatchewan	3,407,700 shares held directly(2)	17.15%
Class A Common	David Callele 335 David Knight Cres Saskatoon, Saskatchewan	2,425,000 shares of which 2,400,000 shares are held directly and 25,000 shares are held indirectly. (3)	12.09%
Class A Common	Bruce Hoggard 823 Brookhurst Bay Saskatoon, Saskatchewan	2,000,000 shares held directly. (4)	10.06%
Common		7,832,700	39.30%
(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A Common Stock subject to options or warrants exercisable within 60 days of March 31, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 19,867,468  shares of Class A common stock outstanding as of May 6, 2009.
(2)Mr. Buckley’s family members residing with him each hold the following shares:  Stephanie Buckley, Samantha Buckley, Mailka Buckley, Victoria Buckley  and Theo Buckley, each as to 10,000 shares, however Mr. Buckley disclaims any beneficial ownership of these shares.
(3) 25,000 shares are held in the Callele Family Trust.
(4) Mr. Hoggard’s family members residing with him each hold the following shares:  Michelle Hoggard and Lisa Hoggard each as to 10,000 shares, however Mr. Hoggard disclaims any beneficial ownership of these shares.

Security Ownership of Management

The following table sets forth information, as of May 6, 2009, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Class A Common	Richard Buckley, President, PEO and Director	3,407,700 shares held directly(2)	17.15%
Class A Common	David Callele, Vice President and Director	2,425,000 shares of which 2,400,000 shares are held directly and 25,000 shares are held indirectly. (3)	12.09%
Class A Common	Bruce Hoggard, Secretary-Treasurer and Director	2,000,000 shares held directly. (4)	10.06%
Common	All Officers and Directors as a group	7,832,700	39.30%
(1)           Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities.   All shares of Class A Common Stock subject to options or warrants exercisable within 60 days of May 6, 2009 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person.  They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person.  Subject to the paragraph above, the percentage ownership of outstanding shares is based on 19,867,468 shares of Class A common stock outstanding as of May 6, 2009.
(2)           Mr. Buckley’s family members residing with him each hold the following shares:  Stephanie Buckley, Samantha Buckley, Mailka Buckley, Victoria Buckley and Theo Buckley, each as to 10,000 shares, however Mr. Buckley disclaims any beneficial ownership of these shares.
(3)           25,000 shares are held in the Callele Family Trust.
(4)           Mr. Hoggard’s family members residing with him each hold the following shares:  Michelle Hoggard and Lisa Hoggard each as to 10,000 shares, however Mr. Hoggard disclaims any beneficial ownership of these shares.

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On February 22, 2008, Far Vista and 10142361 Saskatchewan Ltd. (dba “Far Vista Studios”) entered into a Licensing Agreement for Far Vista to obtain the world wide right and license to use of the Trademarks and the System in connection with operation of “Run the Gauntlet”, a leading edge, multi-player First Person Shooter video combat game, in accordance with the terms of the Licensing Agreement (the “Agreement). Far Vista Studios is 100% owned by Richard Buckley, an officer and director of China Titanium and the sole officer and director of Far Vista. Under the terms of the Agreement, Far Vista agreed to reimburse Far Vista Studios for certain research and development costs associated with the development of “Run the Gauntlet “TM.

 As at December 31, 2008 the Company has received invoices for reimbursement from Far Vista Studios totaling $503,501, of which amount a total of $25,911 was repaid during the year, leaving a remaining balance of $477,590 due and payable at December 31, 2008 which amount is reflected on the balance sheet as Accounts Payable – Related Party. Included in this related party payable, a total of $297,387 invoiced by officers and directors of Far Vista for services rendered to Far Vista Studios, of which amount a total of $235,788 remains outstanding as at December 31, 2008.

Director Independence

The company currently has no independent directors.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2008 and December 31, 2007:

Services	2008	2007
Audit fees	$16,000	$12,500
Audit related fees	7,380	5,018
Tax fees	800	800
Total fees	$24,180	$18,318

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Schedules

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

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

FAR VISTA INTERACTIVE CORP.

By:/s/ Richard Buckley
Name: Richard Buckley
Title: President, Principal Executive Officer
Date: May 18, 2009

By:/s/ Bruce Hoggard
Name: Bruce Hoggard
Title: Secretary-Treasurer, Principal Financial  Officer
Date: May 18, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Richard Buckley
Name: Richard Buckley
Title: President and Member of the Board of Directors
Date: May 18, 2009

By:/s/ Bruce Hoggard
Title: Secretary Treasurer and Member of the Board of Directors
Date: May 18, 2009

By:/s/ David Callele
Name:  David Callele
Title: Member of the Board of Directors
Date: May 18, 2009