Form 10-Q
period 2009-03-31
FAR VISTA INTERACTIVE CORP.
filed 2009-05-20
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-18272

FAR VISTA INTERACTIVE CORP
(Exact name of registrant as specified in its charter)

Nevada	87-0467339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

365 Simon Fraser Cres, Saskatoon, Saskatchewan	S7H 3T5
(Address of principal executive offices)	(Zip Code)

(306) 230-3288
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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

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

 19,867,468 Class A common shares outstanding as of May 12, 2009.

FAR VISTA INTERACTIVE CORP.

PART I

ITEM 1.                       FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

FAR VISTA INTERACTIVE CORP. (A Development Stage Company) Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$12	$36
GST receivable	24,557	23,810
Total Current Assets	$24,569	$23,846

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$66,861	$60,745
Accounts payable (related parties)	493,723	477,590
Loan payable (related parties)	465	-
Total Current Liabilities	561,049	538,335

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of $0.001 par value; 19,867,468 issued and outstanding as at March 31, 2009 and December 31, 2008	19,868	19,868
Additional paid in capital	14,413	14,413
Accumulated deficit	(642,737)	(611,533)
Accumulated other comprehensive income	71,976	62,763
Total Stockholders' Deficit	(536,480)	(514,489)
Total Liabilities and Stockholders' Deficit	$24,569	$23,846

The accompanying notes are an integral part of these consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the three month period ended March 31, 2009 and 2008 and for the period from February 21, 2008 (Date of Inception) to March 31, 2009
(Unaudited)

	For the three months ended March 31,		February 21, 2008 (Date of Inception) to March 31, 2009
	2009	2008
Revenues	$-	$-	$-

Expenses
General and administrative	1,937	-	17,415
Professional fees	4,672	-	58,316
Research and development	24,595	396,570	567,006
	31,204	396,570	642,737
Net (loss) for the period	(31,204)	(396,570)	(642,737)

Net (Loss) per Common Share, basic and diluted	$(0.00)	$(396.57)

Weighted Average Number of Common Shares Used in calculation	19,867,468	1,000

Comprehensive loss
Net loss	$(31,204)	$(396,570)	$(642,737)
Foreign currency translation adjustment	9,213	10,630	71,976
Comprehensive loss	$(21,991)	$(385,940)	$(570,761)

The accompanying notes are an integral part of these consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three month period ended March 31, 2009 and 2008 and for the period from February 21, 2008 (Date of Inception) to March 31, 2009
(Unaudited)

	For the three months ended March 31,		February 21, 2008 (Date of Inception) to March 31, 2009
	2009	2008

Cash From Operating Activities:
Net (loss)	$(31,204)	$(396,570)	$(642,737)
Changes in operating assets and liabilities
Amounts receivable	(1,230)	(19,297)	(28,350)
Accounts payable and accrued expenses	6,115	-	66,860
Net Cash Flows Used In Operating Activities	(26,319)	(415,867)	(604,227)

Cash From Financing Activities:
Due to related party	25,825	405,236	569,812
Loan proceeds from related party	465	-	465
Proceeds from sale of common stock	-	1	34,281
Net Cash Flows Used In Financing Activities	26,290	405,237	604,558

Foreign currency translation adjustment	5	10,630	(319)

Net change in cash and cash equivalents	(24)	-	12
Cash at beginning of period	36	-	-
Cash at end of period	$12	$-	$12

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid (refund)	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009
(Unaudited)

Note 1— Nature and Continuance of Operations

On April 1, 2008, China Titanium & Chemical Corp. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) among Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista on February 21, 2008, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire all of the issued and outstanding shares of Far Vista resulting in Far Vista, being a direct, wholly-owned subsidiary of China Titanium.  Upon the subsidiary acquisition of Far Vista by China Titanium, the Company agreed to issue to the shareholders of Far Vista an aggregate of 10,416,600 shares of the common stock of China Titanium.  Closing of the Exchange Agreement occurred on May 14, 2008 (the “Closing Date”). Refer to Note 5 – Business Combination  of the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2008 for additional details.

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

On September 16, 2008, the Company changed its name to Far Vista Interactive Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $642,737 since inception, has a working capital deficiency of $536,480 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The interim financial statements present the balance sheet, statement of operations, statement of stockholder’s deficiency and cash flows of Far Vista Interactive Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

FAR VISTA INTERACTIVE CORP.
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009 (continued)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

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

FAR VISTA INTERACTIVE CORP.
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009 (continued)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (continued)

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OFINTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

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

FAR VISTA INTERACTIVE CORP.
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009
(Unaudited)

Note 2 — Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements (continued)

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

On January 12, 2009 the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

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

Note 3 — Amounts Receivable

Amounts receivable of $24,557 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

Note 4 — Related Party Transactions

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

FAR VISTA INTERACTIVE CORP.
Notes to the Consolidated Financial Statements for the three months ended March 31, 2009
(Unaudited)

Note 4 — Related Party Transactions (Continued)

During the three month period ended March 31, 2009, the Company has received invoices for reimbursement from Far Vista Studio totaling $25,824. Included in this related party payable, a total of $24,008 invoiced by officers and directors of Far Vista for services rendered to Far Vista Studio. As at March 31, 2009, the balance sheet reflects the accounts payable to related parties of $493,723.

On February 26, 2009, the Company received USD $465 ($600 CAD) from a company controlled by a shareholder of Far Vista Interactive Corp.  The proceeds were for general working capital. As at March 31, 2009, the balance sheet reflects the loan payable to related parties of $465.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2008, and 2007, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FAR VISTA INTERACTIVE CORP., unless the context clearly requires otherwise.

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

Primary 3 – Adrenaline Junkies

The third primary target market in the segment composed of “Adrenaline Junkies”.  These gamers are playing other extreme action sports and action games.  Adrenaline junkie gamers are always pushing the limits of the game and looking for more and more excitement and “leading edge” involvement.  These types of gamers live vicariously through their online heroics and accomplishments.

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

(d)	Creating an active experience for casual and avid gamers alike with a dedicated online game community

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of March 31, 2009, the Company had negative working capital of $536,480 and negative Stockholders' Equity of $536,480 compared with negative working capital of $514,489 and negative Stockholders' Equity of $514,489 as of December 31, 2008.  The Company’s negative working capital has increased as a result of continuing on research and development expenditures.

Liquidity

As of March 31, 2009, we do not have any cash.  Loans from shareholders and related parties and sales of equity are currently our only source of liquidity.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon continuing loans and the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We project that we will require an estimated additional $7,565,000 over the next twelve month period to fund our operating cash shortfall.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Sources of Working Capital

During the three months ended March 31, 2009 the Company's primary sources of working capital have come from related party loans.   The Company does not currently have any funds with which to progress its business plan and has been operating with funds provided by a company of which the beneficial owner is a shareholder of the Company.

Results of Operations

Comparison of three month periods ended March 31, 2009 and 2008

The following table summarizes the company’s results of operations with respect to the items set forth in such table for the three months ended March 31, 2009 and 2008 together with the change in such items in dollars and as a percentage:

	Three Months Ended March 31,		$Change	%Change
	2009	2008
Revenue	$-	$-	$-	-
Research and development expense	24,595	396,570	(371,975)	(94)%
General and administrative expense	1,937	-	1,937	100%
Professional expense	4,672	-	4,672	100%

Revenues:

The Company did not generate any revenues in the three months ended March 31, 2009 and 2008, respectively, and does not expect to generate any revenue until the Company can raise capital to launch Run the Guantlet.

Research and Development Expense:

During the three months ended March 31, 2009, we spent a total of $24,595 on research and development as compared to the three months ended March 31, 2008 where we expended a total of $396,570 on research and development activities.

General and Administrative Expenses:

General and administrative expenses for the three months ended March 31, 2009 were $1,937 as compared to nil for the three months ended March 31, 2008.

Professional expenses:

Professional expenses increased by $4,672, from nil for the three months ended March 31, 2008 to $4,672 for the three months ended March 31, 2009.

The increase in general and administrative expenses and professional expenses was primarily due to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

Net losses for the three month periods ended March 31 were $31,204 (2009) and $396,570 (2008), respectively.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2009:

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

Changes in Internal Control Over Financial Reporting

As of March 31, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the year ended March 31, 2009 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, fairly presents our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended fiscal march 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                       OTHER INFORMATION

Not applicable

ITEM 6.                       EXHIBITS

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008

3.1(i)	Amendment to the Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company’s Schedule 14C filed with the SEC on August 26, 2008

3.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008

4.1	Form of Warrant Certificate for Private Placement to Non-US Investors closed April 2, 2008	Filed herewith

10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and the Company	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008

10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008

10.3	Letter of Agreement between Far Vista Interactive and Playnet, Inc. executed on October 29, 2008.	Filed herewith

31.1	Section 302 Certification- Principal Executive Officer	Filed herewith

31.2	Section 302 Certification- Principal Financial Officer	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 2009.

FAR VISTA INTERACTIVE CORP.

By:    /s/ Richard Buckley
Name:  Richard Buckley
Title:   President, Principal Executive Officer

By:    /s/ Bruce Hoggard
Name:  Bruce Hoggard
Title:   Secretary, Treasurer, Principal Financial Officer