Form 10-Q
period 2009-06-30
FAR VISTA INTERACTIVE CORP.
filed 2009-08-14
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-18272
Commission File Number:

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

Yes [ ] No [ ]
APPLICABLE ONLY TO CORPORATE ISSUERS

20,617,468 Class A common shares outstanding as of July 31, 2009
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FAR VISTA INTERACTIVE CORP.

i

PART I

ITEM 1.                      FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-7

FAR VISTA INTERACTIVE CORP. (A Development Stage Company) Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$43	$36
GST receivable	27,868	23,810
Total Current Assets	$27,911	$23,846

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$169,093	$60,745
Accounts payable (related parties)	561,467	477,590
Shareholder loan	12,816	-
Loan payable (related parties)	465	-
Total Current Liabilities	743,841	538,335

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of $0.001 par value; 19,867,468 issued and outstanding as at June 30, 2009 and December 31, 2008	19,868	19,868
Additional paid in capital	14,413	14,413
Common stock reserved for issuance – 750,000 shares and 0 shares at June 30, 2009 and December 31, 2008, respectively	75,000	-
Accumulated deficit	(858,870)	(611,533)
Accumulated other comprehensive income	33,659	62,763
Total Stockholders' Deficit	(715,930)	(514,489)
Total Liabilities and Stockholders' Deficit	$27,911	$23,846

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations and Comprehensive Loss
For the three and six month periods ended June 30, 2009 and 2008 and for the period from February 21, 2008 (Date of Inception) to June 30, 2009

	For the three months ended June 30,		For the six months ended June 30,		February 21, 2008 (Date of Inception) to June 30, 2009
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	4,611	6,660	6,548	6,660	22,026
Professional fees	10,402	18,627	15,074	18,627	68,718
Public relations and marketing	175,000	-	175,000	-	175,000
Research and development	26,120	114,090	50,715	510,286	593,126
	216,133	139,377	247,337	535,573	858,870

Net (loss) for the period	(216,133	(139,377)	(247,337)	(535,573)	(858,870)

Net (Loss) per Common Share, basic and diluted	$(0.01)	$(0.03)	$(0.01)	$(0.10)

Weighted Average Number of Common Shares Used in calculation	19,867,468	5,350,626	19,867,468	5,350,626

Comprehensive loss
Net loss	$(216,133)	$(139,377)	(247,337)	$(535,573)	$(858,870)
Foreign currency translation adjustment	(38,317)	(6,489)	(29,104)	1,761	33,659
Comprehensive loss	$(254,450)	$(145,866)	(276,441)	$(533,812)	$(825,211)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the six month period ended June 30, 2009 and 2008 and
for the period from February 21, 2008 (Date of Inception) to June 30, 2009

	For the six months ended June 30,		February 21, 2008 (Date of Inception) to June 30, 2009
	2009	2008

Cash From Operating Activities:
Net (loss)	$(247,337)	$(535,573)	$(858,870)
Changes in operating assets and liabilities
Stock issued for investor relationship and marketing	75,000	-	75,000
Amounts receivable	(2,536)	(25,690)	(29,656)
Accounts payable and accrued expenses	108,348	25,551	169,093
Net Cash Flows Used In Operating Activities	(66,525)	(535,712)	(644,433)

Cash From Financing Activities:
Due to related party	53,250	533,950	597,237
Loan proceeds from related party	465	-	465
Loan proceeds from shareholders	12,816	-	12,816
Proceeds from sale of common stock	-	1	34,281
Net Cash Flows Provided By Financing Activities	66,531	533,951	644,799

Foreign currency translation adjustment	1	1,761	(323)

Net change in cash and cash equivalents	7	-	43
Cash at beginning of period	36	-	-
Cash at end of period	$43	$-	$43

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid (refund)	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the six month period ended June 30, 2009

Note 1— Nature and Continuance of Operations

Organization

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

On September 16, 2008, the Company changed its name to Far Vista Interactive Corp.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $858,870 since inception, has a working capital deficiency of $715,930 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The interim financial statements present the balance sheet, statement of operations, statement of stockholder’s deficiency and cash flows of Far Vista Interactive Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below.

FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the six month period ended June 30, 2009 (continued)

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

 FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the six month period ended June 30, 2009 (continued)

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

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 3 — Amounts Receivable

Amounts receivable of $27,868 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the six month period ended June 30, 2009 (continued)

Note 4 — Related Party Transactions

On February 22, 2008, Far Vista and 10142361 Saskatchewan Ltd. (dba “Far Vista Studios”) entered into a Licensing Agreement for Far Vista to obtain the world wide right and license to use of the Trademarks and the System in connection with the operation of “Run The Gauntlet”, a leading edge, multi-player First Person Shooter video combat game, in accordance with the terms of the Licensing Agreement (the “Agreement”). Far Vista Studios is 100% owned by Richard Buckley, an officer and director of the Company and the sole officer and director of Far Vista. Under the terms of the Agreement, Far Vista agreed to reimburse Far Vista Studios for certain research and development costs associated with the development of “Run the Gauntlet” TM .

During the six month period ended June 30, 2009, the Company has received invoices for reimbursement from Far Vista Studios totaling $53,250. Included in this related party payable, a total of $49,768 was invoiced by officers and directors of Far Vista for services provided to Far Vista Studios. As at June 30, 2009, the balance sheet reflects the accounts payable to related parties of $561,467.

On February 26, 2009, the Company received USD $465 ($600 CAD) from a company controlled by a shareholder of Far Vista Interactive Corp.  The proceeds were for general working capital. As at June 30, 2009, the balance sheet reflects the loan payable to related parties of $465. The loan in non-interest bearing with no specific terms of repayment.

Note 5 — Commitments and Contingencies

On May 27, 2009, the Company entered into an agreement (“Nassau Agreement”) with Nassau International Consultants, Inc (“Nassau”) to provide the Company with public and financial communications services and serve as required as the Company liaison and spokesperson. In consideration for the services rendered by Nassau, the Company agreed to compensate Nassau through the issuance of seven hundred and fifty thousand (750,000) shares of common stock and one hundred thousand dollars ($100,000) cash. The duration of the Nassau Agreement is six (6) weeks, and the Company has an option to extend the agreement for a negotiable fee.

An amount of $175,000 was expensed during the quarter ending June 30, 2009 as to $75,000 with respect to the issuance of 750,000 shares at $0.10 per share and $100,000 in cash.  No payments or share issuances for the Nassau Agreement were undertaken in the quarter ending June 30, 2009.

Note 6 — Subsequent Events

Subsequent to the period covered by this report, on July 14, 2009, the 750,000 shares required to be issued under the Nassau Agreement were issued.  Furthermore, an initial amount of $9,000 was paid towards the $100,000 amount payable.

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

The Company has one (1) wholly-owned subsidiary, Far Vista Holdings Inc.  All of the current activities of the Company are currently undertaken by its subsidiary.

Business of Issuer

Current Operations

Prior to being acquired, Far Vista Holdings was a private corporation incorporated pursuant to the laws of the Province of Saskatchewan on February 21, 2008.  On February 22, 2008, Far Vista Holdings and 10142361 Saskatchewan Ltd. (dba Far Vista Studios) entered into a Licensing Agreement for Far Vista Holdings to obtain the worldwide right and license to use of the Trademarks and the System in connection with the operation of “Run The Gauntlet” in accordance with the terms of the Licensing Agreement.  Since the inception of Far Vista Holdings, its business objective has been the development, distribution, marketing and sale of video game software and the in-house development of online active video games.  Far Vista Holdings develops online active video games for the PC, Microsoft Xbox 360, Sony PlayStation consoles, and online game community making video games more appealing to First Person Shooter (“FPS”) types of gamers and non-gamers alike.

Description of Video Game Software Product - “Run The Gauntlet” (the “Gauntlet”)

The Gauntlet is believed to be a leading-edge, multi-player FPS combat game.  The game can be set in multiple universes, from the age of the Knights to well into the future on distant planets, and contested by people located throughout the world using their PC computers and internet connections.  The players must run the gauntlet, facing dangers from, and causing danger to, each of the other players in the game as well as built in game hazards.  Players purchase game play tokens via an online billing system working with Far Vista Studios.  Players then exchange tokens for entrance into one of the numerous online “Run the Gauntlet” games areas.  Within the game, players attempt to gather tokens through exploration, combat, and longevity while playing against other real people.  In some game versions, the players must choose when to attempt to exit the game with their tokens or risk the chance of losing them all if they are killed.  Players who successfully exit the game with their tokens can convert their tokens back into real money.  Another version of the game will be based on a predetermined time duration, where a player need only survive until the game’s time has expired to keep the money they have collected during the game.

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

Online gaming is the most popular net application after e-mail for China’s 65 million citizens.  Throughout the world, gaming leagues and companies are organizing competitions where cash prizes are now worth more than US$100,000.  Competitions are now televised live and covered by major publications and newspapers such at MTV, CNN, ESPN, USA Network, ABC World News Today, FOX, WB and other media companies looking for a unique advantage.  All Far Vista games are intended to be competitively priced for the consumer market.  Currently there are at least 20 different FPS video games on the market, crossing all of the various video game platforms, including Xbox360, PS2, PS3, Nintendo and PC’s.  The number of consoles for PS2, according to Sony, is more than 110,000,000, while Microsoft’s Xbox 360 is nearing 10,000,000 units.

Far Vista will rely upon multiple sales channels including:

1.	Selling directly to consumers via online sales and television infomercials.
2.	Developing strategic alliances with other businesses with mutual business interest (OEM)
3.	Launching products into retail by selling directly to retailers and distributors with relationships with Far Vista target retailers.

The following demographics will reflect the demographics of the people tracked by Computer Gaming World Magazine’s 2005 Survey.

Player:	85% are male

Age:	Broad appeal – 21 to 60 years
Specific appeal – 30 to 50 years
Mean age – 33 years

Income:	US$70,500 per year

Buying Habits:	Spend US$73 to US$85 per game on video game purchases
Buy approximately 2.5 games every two months
Own up to 57 games of all types

Playing:	Spend 14 to 20 hours a week playing games
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

Test Markets

The Gauntlet has been tested in Canada, the United States, Germany, Singapore and China.  As the game nears completion, it is crucial it be tested in its “beta” form, that includes its’ user account and payment systems, in several other countries and locations.  The Beta centers include the following locations, available through Bruce Hoggard, our Executive Vice-President of International Development, Corporate Relations and Business Systems.

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

(d)	Creating an active experience for casual and avid gamers alike with a dedicated online game community

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of June 30, 2009, the Company had negative working capital of $715,930 compared with negative working capital of $514,489 as of December 31, 2008.  The Company’s negative working capital has increased as a result of continuing on research and development expenditures, as well as a result of costs associated with a public relations and marketing agreement undertaken in the reporting period.

Liquidity

As of June 30, 2009, we do not have any cash.  Loans from shareholders and related parties and sales of equity are currently our only source of liquidity.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon continuing loans and the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We project that we will require an estimated additional $7,565,000 over the next twelve month period to fund our operating cash shortfall.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Sources of Working Capital

During the three and six months ended June 30, 2009 the Company's primary sources of working capital have come from related party loans.   The Company does not currently have any funds with which to progress its business plan and has been operating with funds provided by a company of which the beneficial owner is a shareholder of the Company.

Results of Operations

Revenues:

The Company did not generate any revenues in the three and six months ended June 30, 2009 and 2008, respectively, and does not expect to generate any revenue until the Company can raise additional capital to launch Run the Gauntlet.

Research and Development Expense:

During the three and six months ended June 30, 2009, we spent a total of $26,120 and $50,715 on research and development as compared to the three and six months ended June 30, 2008 where we expended a total of $396,570 and  $510,286, respectively, on research and development activities.

General and Administrative Expenses:

General and administrative expenses for the three months ended June 30, 2009 were $4,611 as compared to nil for the three months ended June 30, 2008.

Professional expenses:

Professional expenses increased by $10,402, from nil for the three months ended June 30, 2008 to $10,402 for the three months ended June 30, 2009.

The increase in general and administrative expenses and professional expenses was primarily due to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

Public relations and marketing expenses:

Public relations and marketing expenses for the three months ended June 30, 2009 were $175,000 as compared to nil for the three months ended June 30, 2008.  This increase was due to the obligation to issue 750,000 shares of common stock under an agreement to provide public relations and marketing services, entered into during the reporting period.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Contractual Obligations

On May 27, 2009, the Company entered into an agreement (“Nassau Agreement”) with Nassau International Consultants, Inc (“Nassau”) to provide the Company with public and financial communications services and serve as required as the Company liaison and spokesperson. In consideration for the services rendered by Nassau, the Company agreed to compensate Nassau through the issuance of seven hundred and fifty thousand (750,000) shares of common stock and one hundred thousand dollars ($100,000) cash. The duration of the Nassau Agreement is six (6) weeks, and the Company has an option to extend the agreement for a negotiable fee.

An amount of $175,000 was expensed during the quarter ending June 30, 2009 as to $75,000 with respect to the issuance of 750,000 shares at $0.10 per share and $100,000 in cash.  No payments or share issuances for the Nassau Agreement were undertaken in the quarter ending June 30, 2009.

Subsequent to the period covered by this report, on July 14, 2009, the 750,000 shares required to be issued under the Nassau Agreement were issued.  Furthermore, an initial amount of $9,000 was paid towards the $100,000.

Under the Nassau Agreement, the provision of services is to commence upon the issuance of shares, which occurred on July 14, 2009, therefore the six week service provision period started at that point in time, therefore negotiations on possible extensions to the Nassau Agreement have not occurred as of the date of this report.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2009:

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the year ended December 31, 2008 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2009, fairly presents our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended fiscal June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                      OTHER INFORMATION

On May 27, 2009, the Company entered into an agreement (“Nassau Agreement”) with Nassau International Consultants, Inc (“Nassau”) to provide the Company with public and financial communications services and serve as required as the Company liaison and spokesperson. In consideration for the services rendered by Nassau, the Company agreed to compensate Nassau through the issuance of seven hundred and fifty thousand (750,000) shares of common stock and one hundred thousand dollars ($100,000) cash. The duration of the Nassau Agreement is six (6) weeks, and the Company has an option to extend the agreement for a negotiable fee.

An amount of $175,000 was expensed in the quarter ending June 30, 2009 to reflect the $75,000 with respect to the issuance of 750,000 shares at $0.10 per share and $100,000 in cash.  No payments or share issuances for the Nassau Agreement were undertaken in the quarter ending June 30, 2009.

Subsequent to the period covered by this report, on July 14, 2009, the 750,000 shares required to be issued under the Nassau Agreement were issued.  Subsequent to June 30, 2009, a payment of $9,000 was made against the $100,000 cash requirement.

ITEM 6.                      EXHIBITS

REGULATION S-K NUMBER	EXHIBIT	REFERENCE
3.1	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
3.1(i)	Amendment to the Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company’s Schedule 14C filed with the SEC on August 26, 2008
3.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
4.1	Form of Warrant Certificate for Private Placement to Non-US Investors closed April 2, 2008	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008
10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and the Company	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008
10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008
10.3	Letter of Agreement between Far Vista Interactive and Playnet, Inc. executed on October 29, 2008.	Incorporated by reference to the Exhibits attached to the Company’s Form 10-Q filed with the SEC on November 19, 2008.
10.4	Investor Relations and Marketing Services Agreement between Far Vista Interactive Corp. and Nassau International Consultants, Inc., executed on May 28, 2009.	Filed herewith
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2009

FAR VISTA INTERACTIVE CORP.

/s/Richard Buckley	/s/ Bruce Hoggard
Name: Richard Buckley	Name: Bruce Hoggard
Title: President, Principal Executive Officer	Title:Secretary, Treasurer, Principal Financial Officer