Form 10-Q
period 2009-09-30
FAR VISTA INTERACTIVE CORP.
filed 2009-11-20
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

20,617,468 Class A common shares outstanding as of November 17, 2009
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FAR VISTA INTERACTIVE CORP.

PART I

ITEM 1.                     FINANCIAL STATEMENTS

The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-7

FAR VISTA INTERACTIVE CORP. (A Development Stage Company) Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$1,329	$36
GST receivable (Note 3)	4,687	23,810
Total Current Assets	6,016	23,846

Total Assets	$6,016	$23,846

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$237,671	$60,745
Accounts payable (related parties) (Note 4)	636,446	477,590
Shareholder loan (Note 5)	37,587	-
Loan payable (related parties) (Note 4)	465	-
Total Current Liabilities	912,169	538,335

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of $0.001 par value; 20,617,468 and 19,867,468 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	20,618	19,868
Additional paid in capital	88,663	14,413
Accumulated deficit	(1,013,555)	(611,533)
Accumulated other comprehensive income	(1,879)	62,763
Total Stockholders' Deficit	(906,153)	(514,489)
Total Liabilities and Stockholders' Deficit	$6,016	$23,846

The accompanying notes are an integral part of these unaudited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations and Comprehensive Loss
For the three and nine month periods ended September 30, 2009 and 2008 and for the period from February 21, 2008 (Date of Inception) to September 30, 2009

	For the three months ended September 30,		For the nine months ended September 30,		February 21, 2008 (Date of Inception) to September 30, 2009
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	35,749	6,016	42,297	12,677	57,775
Professional fees	14,917	10,778	29,991	29,405	83,635
Public relations and marketing	-	-	175,000	-	175,000
Consulting fees	67,725	-	67,725	-	67,725
Research and development	36,294	29,609	87,009	539,895	629,420
Total Expenses	154,685	46,403	402,022	581,977	1,013,555

Net loss for the period	(154,685)	(46,403)	(402,022)	(581,977)	(1,013,555)

Comprehensive loss
Foreign currency translation adjustment	(35,538)	16,626	(64,642)	18,387	(1,879)
Total Comprehensive loss	$(190,223)	$(29,777)	$(466,664)	$(563,590)	$(1,015,434)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0. 05)

Weighted average number of common shares used in calculation	20,503,338	19,782,849	20,081,754	11,743,644

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the nine month period ended September 30, 2009 and 2008 and for the period from February 21, 2008 (Date of Inception) to September 30, 2009

	For the nine months ended September 30,		February 21, 2008 (Date of Inception) to September 30, 2009
	2009	2008

Cash From Operating Activities:
Net (loss)	$(402,022)	$(581,977)	$(1,013,555)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	75,000	-	75,000
Changes in operating assets and liabilities
GST receivable	20,572	(27,726)	(6,548)
Accounts payable and accrued expenses	176,925	49,682	237,670
Net Cash Flows Used In Operating Activities	(129,525)	(560,021)	(707,433)

Cash From Financing Activities:
Due to related party	90,932	528,825	634,919
Loan proceeds from related party	465	4,033	465
Loan proceeds from shareholders	36,225	-	36,225
Proceeds from investor deposits	-	27,381	-
Proceeds from sale of common stock	-	-	34,281
Net Cash Flows Provided By Financing Activities	127,622	560,239	705,890

Foreign currency translation adjustment	3,196	(53)	2,872

Net change in cash and cash equivalents	1,293	165	1,329
Cash at beginning of period	36	-	-
Cash at end of period	$1,329	$165	$1,329

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid (refund)	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the nine month period ended September 30, 2009

Note 1— Nature and Continuance of Operations

Organization

On April 1, 2008, Far Vista Interactive Corp., (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) among Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista on February 21, 2008, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire all of the issued and outstanding shares of Far Vista resulting in Far Vista being a direct, wholly-owned subsidiary of the Company.  Upon the subsidiary acquisition of Far Vista by the Company, the Company agreed to issue to the shareholders of Far Vista an aggregate of 10,416,600 shares of the common stock of the Company.  Closing of the Exchange Agreement occurred on May 14, 2008 (the “Closing Date”). Refer to Note 5 – Business Combination for additional details.

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

On September 16, 2008, the Company changed its name to Far Vista Interactive Corp. from China Titanium & Chemical Corp.

Going Concern
These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $1,013,555 since inception, has a working capital deficiency of $906,154 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The interim consolidated financial statements present the balance sheet, statement of operations, statement of cash flows of Far Vista Interactive Corp and wholly owned subsidiary Far Vista Holdings Inc.   The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below.

FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the nine month period ended September 30, 2009

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

 The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Far Vista Holdings Inc.  All inter-company transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined in the FASB Accounting Standards Codification (“ASC”) Topic 915.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Foreign Currency Translation

The functional currency of the Company is the US Dollar. The functional currency of Far Vista is the Canadian Dollar.  Accordingly, assets and liabilities of Far Vista are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Statement of operations accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in stockholders’ deficit.  Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

Basic Loss Per Share

The Company reports basic loss per share in accordance with the ASC Topic 260, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings per share are not presented because they are anti-dilutive.  At the end of the period presented, the Company had no other common stock equivalents.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Recently Enacted Accounting Standards

In June 2009 the FASB established the
Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the nine month period ended September 30, 2009

Note 2 — Summary of Significant Accounting Policies (Continued)

Recently Enacted Accounting Standards (continued)

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 — GST Receivable

GST receivable of $4,686 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

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

During the nine month period ended September 30, 2009, the Company has received invoices for reimbursement from Far Vista Studios totaling $98,414 (CAD$106,887). Included in this related party payable, a total of $82,866 (CAD$90,000) was invoiced by officers and directors of Far Vista for services provided to Far Vista Studios. As of September 30, 2009, the balance sheet reflects the accounts payable to related parties of $636,446 (CAD$691,244).

On February 26, 2009, the Company received USD $465 ($600 CAD) from a company controlled by a shareholder of Far Vista Interactive Corp.  The proceeds were for general working capital. As of September 30, 2009, the balance sheet reflects the loan payable to related parties of $465. The loan is in non-interest bearing with no specific terms of repayment.

Note 5 — Shareholder Loan

During the nine month period ending September 30, 2009, a shareholder of the Company made loans in the amount of $42,731 to the Company.

FAR VISTA INTERACTIVE CORP.
Notes to the Unaudited Consolidated Financial Statements
For the nine month period ended September 30, 2009

Note 6 — Commitments and Contingencies

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

An amount of $175,000 was expensed during the nine months ending September 30, 2009 as consulting fees to $75,000 with respect to the issuance of 750,000 shares at $0.10 per share and $100,000 in cash.  750,000 shares were issued and an amount of $40,000 was paid towards the $100,000 amount payable.

Note 7 — Subsequent Events

Subsequent to the period ended September 30, 2009, the amount of $60,000 was paid against the $100,000 owing to Nassau and thus the accounts payable to Nassau was paid in full.

Subsequent to the period ended September 30, 2009, the Company received a total of $60,050 by way of  shareholder  loans.  The loans are non-interest bearing and have no fixed term of repayment.

The Company has evaluated subsequent events from the balance sheet date through November 17 2009 and determined that there are no other items that require disclosure.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2008, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean FAR VISTA INTERACTIVE CORP., unless the context clearly indicates otherwise.

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

Online gaming is the most popular net application after e-mail for China’s citizens.  Throughout the world, gaming leagues and companies are organizing competitions where cash prizes are now worth more than US$100,000.  Competitions are now televised live and covered by major publications and newspapers such at MTV, CNN, ESPN, USA Network, ABC World News Today, FOX, WB and other media companies looking for a unique advantage.  All Far Vista games are intended to be competitively priced for the consumer market.  Currently there are at least 20 different FPS video games on the market, crossing all of the various video game platforms, including Xbox360, PS2, PS3, Nintendo and PC’s.  The number of consoles for PS2, according to Sony, is more than 110,000,000, while Microsoft’s Xbox 360 is nearing 10,000,000 units.

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

Primary 1 – FPS Gamers

Far Vista’s primary market will be to those gamers who are already hooked on and enjoying the FPS types of games.  This is the most popular style of game for the hard-core gamers.  There are approximately 35 to 40 million gamers playing FPS on legal and original copies of these games across all the various game platforms.  This group is expected to contribute the largest percentage of players who, when given the chance to be rewarded for their ability, will drive sales.

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

Final Launch Development

On September 17, 2009 the Company announced that Sony Online Entertainment (San Diego, CA) has agreed to test Far Vista Tournament: Run The Gauntlet at their San Diego facility. Bringing the first skills based tournament experience to the online world Far Vista Interactive is looking forward to joining forces with Sony Entertainment.  The PS3 is a cutting edge console system that offers gamers an unparalleled immersive experience.  Sony Online Entertainment brings unparalleled excitement to the online world.

The Company is expected to continue to pursue the North America market during the remainder of 2009, and continue its efforts into 2010.  The Company is continuing to pursue its efforts in China.

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

(c)	Establishing the "Far Vista" brand as a pioneer and leader in the category.

(d)	Creating an active experience for casual and avid gamers alike with a dedicated online game community.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of September 30, 2009, the Company had negative working capital of $906,154 compared with negative working capital of $715,930 as of June 30, 2009 and $514,489 as of December 31, 2008.  The Company’s negative working capital has increased as a result of continuing on research and development expenditures, as well as a result of costs associated with a public relations and marketing agreement undertaken in the reporting period.

Liquidity

As of September 30, 2009, we have very little cash.  Loans from shareholders and related parties and sales of equity are currently our only source of liquidity.  The ability of our Company to meet our financial liabilities and commitments is primarily dependent upon continuing loans and the continued issuance of equity to new shareholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents and cash flows from operating activities will not be sufficient to meet our working capital requirements for the next twelve month period.  We project that we will require an estimated additional $2,500,000 over the next twelve month period to fund our operating cash shortfall.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities.  There are no assurances that we will be able to obtain funds required for our continued operation.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Sources of Working Capital

During the nine months ended September 30, 2009 the Company's primary sources of working capital has come from related party loans.   The Company does not currently have any funds with which to progress its business plan and has been operating with funds provided by a company of which the beneficial owner is a shareholder of the Company.

Results of Operations

Revenues:

The Company did not generate any revenues in the nine months ended September 30, 2009 and does not expect to generate any revenue until the Company can raise additional capital to launch Run the Gauntlet.

Research and Development Expense:

For the nine months ending September 30, 2009, research and development expenses were $87,009 as compared to $539,895 for the nine months period ending September 30, 2008.  The reduction in research and development expense relates to the fact that in 2008 we reflected an extraordinary expense for research and development as we completed the acquisition of Far Vista Holdings Inc. and research and development expenses were reflected from prior periods as well as the period ended September 2008.  For the three month period ending September 30, 2009, the research and development expenses were $36,294 as compared to $29,609 for the same period ending September 30, 2008.

General and Administrative Expenses:

General and administrative expenses for the nine months ending September 30, 2009 were $42,297 as compared to $12,677 for the nine month period ending September 30, 2008.  For the three month period ending September 30, 2009, the general and administrative expenses were $35,749 as compared to $6,016 for the same period ending September 30, 2008.  The increase is related to increased expenses for travel related to our fund raising and development efforts.

Professional expenses:

Professional expenses for the nine month period ending September 30, 2009 were $97,716 compared to $29,405 for the nine month period ending September 30, 2008, and for the three month period ending September 30, 2009, the professional expenses were $82,642 compared with $10,778 for the three month period ending September 30, 2008.

The increase in professional fees in the nine month comparison period between September 30, 2009 and September 30, 2008 was due to increase in consulting fees related to our fund raising and development efforts.

Public relations and marketing expenses:

Public relations and marketing expenses for the nine month period ending September 30, 2009 were $175,000 as compared to nil for the nine month period ending September 30, 2008.  This increase was due to the obligation in the 2nd quarter of this fiscal year to issue 750,000 shares of common stock and $100,000 cash under an agreement to provide public relations and marketing services, entered into during the 2nd quarter reporting period.  For the three month period ending September 30, 2009 and for the comparative period ending September 30, 2008, the public relations and marketing expenses were nil.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Contractual Obligations

On May 27, 2009, the Company entered into an agreement (“Nassau Agreement”) with Nassau International Consultants, Inc (“Nassau”) to provide the Company with public and financial communications services and serve as required as the Company liaison and spokesperson. In consideration for the services rendered by Nassau, the Company agreed to compensate Nassau through the issuance of seven hundred and fifty thousand (750,000) shares of common stock and one hundred thousand dollars ($100,000) cash. The duration of the Nassau Agreement was for six (6) weeks. Under the Nassau Agreement, the provision of services commenced upon the issuance of shares, which occurred on July 14, 2009.

Subsequent to the expiry of the above said agreement, an extension of six months was verbally agreed to between the Company and Nassau.  No financial terms were required, as Nassau agreed to continue services pursuant to the terms of the May 27, 2009 agreement.   Subsequent to the period covered by this quarterly report all payments required under the Nassau Agreement were paid.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T.                  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2009:

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

Changes in Internal Control Over Financial Reporting

As of September 30, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the year ended December 31, 2008 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2009, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended fiscal September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 14, 2009, the 750,000 shares required to be issued under the Nassau Agreement were issued.  During the periods covered by this report, the Company paid $40,000 cash towards the contract.  Subsequent to the period covered by this report, the Company paid the final payments due bringing the total amount paid under the contract to $100,000.

Subsequent to the period ended September 30, 2009, the Company received a total of $60,050 by way of  shareholder  loans.  The loans are non-interest bearing and have no fixed term of repayment.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November, 2009

FAR VISTA INTERACTIVE CORP.

By:    /s/ Richard Buckley
Name:  Richard Buckley
Title:   President, Principal Executive Officer

By:    /s/ Bruce Hoggard
Name:  Bruce Hoggard
Title:   Secretary, Treasurer, Principal Financial Officer