Form 10-K
period 2009-12-31
FAR VISTA INTERACTIVE CORP.
filed 2010-04-15
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-18272
Commission File Number

FAR VISTA INTERACTIVE CORP.
(Exact name of registrant as specified in its charter)

Nevada	87-0467339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

365 Simon Fraser Cres., Saskatoon, Saskatchewan	S7H 3T5
(Address of principal executive offices)	(Zip Code)

(306) 230-3288
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Class A Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates of the registrant was $1,129,217  based on the closing price of the registrant’s voting common stock on such date, which was $0.10 per share.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

20,617,468 Class A common shares outstanding as of March 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
None

FAR VISTA INTERACTIVE CORP.

i

PART I

ITEM  1.      BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please read this document and also see the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

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
As of the date of this filing, the Company has one (1) wholly-owned subsidiary, Far Vista Holdings Inc.  All of the current activities of the Company are currently undertaken by its subsidiary,  Far Vista Holdings.

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

Distribution Methods and Marketing Strategy

Far Vista’s overall strategy is to finalize development of and market its FPS game known as the “Run The Gauntlet”.  Far Vista intends to continue with development of multi-player internet, online games which are competitive and where the opportunity to win money is a primary motivator.  Far Vista intends to leverage its intellectual properties, using core technologies that can be used to develop specific applications for almost all current video games that do not require source code interfaces, to design products that have defensible technologies and short time-to-market development cycles.  In addition, Far Vista intends to create a dedicated online game community whereby the gamer controls their avatar in the game  and that offers social networking features to target monthly internet gamers worldwide.

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

The following demographics will reflect the demographics of the people tracked by Computer Gaming World Magazine’s 2005 Survey.  We have not checked for any updated surveys to determine if the information should be updated.

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

Final Launch Development

The Gauntlet is expected to be launched first in North America during the winter of 2010, and thereafter, in China.

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

Dependence on One or a Few Major Customers

We do not currently have any customers for our technology.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration:

List of Pending and Registered Trademarks

The Company had applied for trade mark registration of “Run the Gauntlet” on March 25, 2008.  The registration of this trademark was denied.  The Company has determined not to pursue further trademarks until such time as it has raised the funding it requires for operations.

Royalty Agreements

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

The summary of the foregoing is qualified in its entirety by reference to the License Agreement, which is included as exhibits to the Form 8-K filed with the Securities and Exchange Commission on April 8, 2008.

Need for Any Government Approval of Principal Products or Services
Tournament skills based video gaming, like Run The Gauntlet, currently falls outside the online regulated gambling industry.  In some jurisdictions like the United States online gambling is not allowed.  Companies that handle online monetary transactions, like credit cards, are not allowed to process transactions from US citizens to online gambling companies.  Run The Gauntlet offers a sporting tournament that is skills based.

Effects of Existing or Probable Government Regulations On Our Business
We recognize that national and state governments could enact legislation to regulate or eliminate our form of video gaming.  These changes would require us to either acquire licensing to operate or cause us to cease tournament play in these juristictions.

Research And Development Activities and Costs

During the fiscal year ended December 31, 2009, we spent $133,285 on research and development activities which were primarily focused on the development of the Gauntlet, as well as, several unannounced future products.

Costs and Effects of Compliance with Environmental Laws

There are no environmental laws that would have any effect on our current business.

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

ITEM 3.                LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.                (Removed and Reserved)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol "FVSTA".  Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended December 31, 2009 and December 31, 2008.

Year 2009	High	Low
4th Quarter ended 12/31/2009	0.30	0.031
3rd Quarter ended 9/30/2009	0.10	0.04
2nd Quarter ended 6/30/2009	0.21	0.05
1st Quarter ended 3/31/2009	0.72	0.12

Year 2008
4th Quarter ended 12/31/2008	1.10	0.02
3rd Quarter ended 9/30/2008	1.03	0.51
2nd Quarter ended 6/30/2008	1.90	0.46
1st Quarter ended 03/31/2008	1.60	0.35

The information as provided above for the fiscal years ended 2009 and 2008 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of March 31, 2010, there were 593 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

There are no securities authorized for issuance under equity compensation plans as the Company does not currently have any equity compensation plans.

Recent Sales of Unregistered Securities

There were no unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.                SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity and Capital Resources

As of December 31, 2009, we have a total of $132 in cash on hand.  This is insufficient to meet our immediate and projected commitments, as well as insufficient to further our business plan in the absence of additional funding.

The Company commenced the fiscal year with $36 in cash, and expended $108,795 in operating activities during the year.

In order  to meet the business plan and objectives of the Company, it is anticipated that  the Company will require approximately $700,000 in cash each quarter, for a total cash requirement of $2,800,000.

The Company will therefore be required to raise additional funds to continue planned operations, and expects to do so by way of additional shareholder loans and equity placements, which efforts to secure are ongoing.  The Company is anticipating obtaining first revenue from the sale of its games in the forthcoming fiscal year; however these amounts are not presently expected to be significant.

Results of Operations

The Company had no revenues for the period from inception to December 31, 2009.  The Company reported a net loss from its operations for the fiscal year totaling $522,750 as compared to a loss from operations totaling $611,533 in 2008.   Despite the decrease in losses in the current fiscal year, the Company expects to continue to incur significant operational losses while remaining in the development stage.

Office and administration expenses increased by $45,842 compared to fiscal year 2008, as a result of cost growth found in travel and telephone related to our fund raising and development efforts, amounting to $34,000.

The Company’s public relations and marketing expenses were $185,000 as compared to nil for the prior year. This increase was due to the obligation to issue 750,000 shares of common stock and $100,000 cash under an agreement to provide public relations and marketing services, entered into during the 2nd quarter of the reporting period.

Consulting fees were $101,589 compared to nil in the prior year, as a result of certain consulting services associated with our fund raising and development efforts.

Research and development costs decreased from $542,411 in fiscal 2008 to $133,285 in fiscal 2009. The reduction in research and development expense relates to the fact that in fiscal 2008 we reflected an extraordinary expense for research and development as we completed the acquisition of Far Vista Holdings Inc. and research and development expenses were reflected from prior years as well as the period ended December 31 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not reuired to provide this information.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

Far Vista Interactive Corp.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Stated in US Dollars)

Far Vista Interactive Corp.

Consolidated Financial Statements

December 31, 2009

           Contents

Page
Report of Independent Registered Public Accounting Firm	F-3

Consolidated Financial Statements:
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Comprehensive Loss	F-5
Consolidated Statements of Stockholders’ Deficiency	F-6
Consolidated Statements of Cash Flow	F-7
Notes to Consolidated Financial Statements	F-8 to F-13

Child, Van Wagoner & Bradshaw, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Far Vista Interactive Corp.

 We have audited the accompanying consolidated balance sheets of Far Vista Interactive Corp. (the Company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Far Vista Interactive Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Child Van Wagoner & Bradshaw,  PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 15, 2010
A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037PHONE: (801) 927-1337 FAX: (801) 927-1344
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107PHONE: (801) 281-4700 FAX: (801) 281-4701

FAR VISTA INTERACTIVE CORP. (A Development Stage Company) Consolidated Balance Sheets (Stated in U.S. Dollars)

	December 31, 2009	December 31, 2008

Current Assets
Cash	$132	$36
GST receivable	6,133	23,810
Total Current Assets	6,265	23,846

Total Assets	$6,265	$23,846

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$107,292	$60,745
Accounts payable (related parties)	948,338	477,590
Total Current Liabilities	1,055,630	538,335

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of $0.001 par value; 20,617,468 and 19,867,468 issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	20,618	19,868
Additional paid in capital	88,663	14,413
Accumulated deficit	(1,134,283)	(611,533)
Accumulated other comprehensive income (loss)	(24,363)	62,763
Total Stockholders' Deficit	(1,049,365)	(514,489)
Total Liabilities and Stockholders' Deficit	$6,265	$23,846

The accompanying notes are an integral part of these audited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the year ended December 31, 2009 and 2008 and
for the period from February 21, 2008 (Date of Inception) to December 31, 2009
(Stated in U.S. Dollars)

	December 31,		February 21, 2008 (Date of Inception) to December 31, 2009
	2009	2008
Revenues	$-	$-	$-

Expenses
General and administrative	61,320	15,478	76,798
Professional fees	41,556	53,644	95,200
Public relations and marketing	185,000	-	185,000
Consulting fees	101,589	-	101,589
Research and development	133,285	542,411	675,696
Total Expenses	522,750	611,533	1,134,283

Net loss for the period	(522,750)	(611,533)	(1,134,283)

Comprehensive loss
Foreign currency translation adjustment	(87,126)	62,763	(24,363)
Total Comprehensive loss	$(609,876)	$(548,770)	$(1,158,646)

Net loss per common share, basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares used in calculation	20,216,783	13,791,054

The accompanying notes are an integral part of these audited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
for the year ended December 31, 2008 and 2009 and
for the period from February 21, 2008 (Date of Inception) to December 31, 2009
(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, February 21, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
For cash - at $0.001	1,000	1	-			1
Pursuant to recapitalization - at $0.001	19,781,849	19,782	(19,782)			-
For cash - at $1.10	24,892	25	27,356			27,381
For cash - at $0.55	59,727	60	6,839			6,899
Foreign currency translation adjustment				62,763		62,763
Net loss for the period					(611,533)	(611,533)
Balance, December 31, 2008	19,867,468	19,868	14,413	62,763	(611,533)	(514,489)
Capital stock issued for services	750,000	750	74,250			75,000
Foreign currency translation adjustment				(87,126)		(87,126)
Net loss for the period					(522,750)	(522,750)
Balance, December 31, 2009	20,617,468	$20,618	$88,663	$(24,363)	$(1,134,283)	$(1,049,365)

The accompanying notes are an integral part of these audited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the year ended December 31, 2009 and 2008 and
for the period from February 21, 2008 (Date of Inception) to December 31, 2009
(Stated in U.S. Dollars)
	December 31,		February 21, 2008 (Date of Inception) to December 31, 2009
	2009	2008

Cash From Operating Activities:
Net (loss)	$(522,750)	$(611,533)	$(1,134,283)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	75,000	-	75,000
Changes in operating assets and liabilities
GST receivable	19,406	(27,120)	(7,714)
Accounts payable and accrued expenses	56,100	60.745	116,845
Accounts payable related parties	263,449	543,987	807,436
Net Cash Flows Used In Operating Activities	(108,795)	(33,921)	(142,716)

Cash From Financing Activities:
Loan proceeds from related party	105,286	-	105,286
Proceeds from sale of common stock	-	34,281	34,281
Net Cash Flows Provided By Financing Activities	105,286	34,281	139,567

Foreign currency translation adjustment	3,605	(324)	3,281

Net change in cash and cash equivalents	96	36	132
Cash at beginning of period	36	-	-
Cash at end of period	$132	$36	$132

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid (refund)	$-	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Stated in U.S. Dollars)

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

On April 1, 2008, China Titanium & Chemical Corp. (“the Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) among Far Vista Holdings Inc., a private Saskatchewan corporation (“Far Vista”), a wholly owned subsidiary of 1010423651 Saskatchewan Ltd., formed for the purpose of completing the acquisition of Far Vista, and the stockholders of Far Vista (the “Far Vista Stockholders”).  Under the terms of the Exchange Agreement the Company agreed to acquire all of the issued and outstanding shares of Far Vista resulting in Far Vista, being a direct, wholly-owned subsidiary of China Titanium.  Upon the subsidiary acquisition of Far Vista by China Titanium, the Company agreed to issue to the shareholders of Far Vista an aggregate of 10,416,600 shares of the common stock of China Titanium.  Closing of the Exchange Agreement occurred on May 14, 2008 (the “Closing Date”). On August 7, 2008, China Titanium & Chemical Corp. changed its name to Far Vista Interactive Corp.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Stated in U.S. Dollars)

Note 1- Summary of Significant Accounting Policies – Cont’d

Organization – cont’d

In connection with the closing of the acquisition of Far Vista, the Company completed a private placement of 3,000,000 Units at a price of $0.10 per unit pursuant to Regulation S of the Securities Act of 1933.  Each Unit consisted of one share of common stock and one share purchase warrant to acquire a further share of common stock at $0.20 per share for a period of one year from the date of issue. The warrants expired unexercised in year 2009. Funds from the placement were used to retire existing Company debt.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $1,134,283 (2008 - $611,533) since inception, has a working capital deficit of $1,049,365 (2008 - $514,489) and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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
December 31, 2009
(Stated in U.S. Dollars)

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

Currency

The functional currency of the Company is the United States dollar.  The functional currency of Far Vista Holdings Inc. is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period.  Related translation adjustments are reported as other comprehensive income, a component of stockholders’ equity.

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

Fair Values

 We follow FASB ASC 820-10-20 regarding determination of Fair Values.  Certain assets and liabilities may from time to time be required to be valued using the principles in the FASB pronouncement.  Generally, they establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels:

(1)	Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority;

(2)	Level 2 inputs consist of observable inputs other than the quoted prices included in Level 1;

(3)
Level 3 inputs consist of unobservable inputs and have the lowest priority. We use appropriate valuation techniques based on the available inputs to measure the fair value of assets and liabilities when required.

The hierarchy only prioritizes the inputs, not the valuation techniques that are used. The inputs used in a given valuation may fall in different levels of the hierarchy. The level in the hierarchy in which the resulting fair value measurement falls is based on the lowest level input that is significant to the overall valuation, regardless of the valuation technique(s) used. Determining whether an input is significant is a judgmental matter requiring consideration of factors specific to the asset or liability.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Stated in U.S. Dollars)

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

At December 31, 2009, the Company has net operating loss carry forwards totaling approximately $1,144,000. The carry forwards begin to expire as of the current fiscal year. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Stock-based Compensation

The Company has elected to account for stock-based compensation following FASB ASC Topic 718 [SFAS 123R], “Accounting for Stock-based Compensation”, and provide the disclosure required under ASC Topic 718.

New Accounting Standards

Recently Issued Accounting Pronouncements

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on or business.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Stated in U.S. Dollars)

Note 1- Summary of Significant Accounting Policies – Cont’d

Other

The Company has selected December 31 as its year-end.

The Company paid no dividends in 2009.

Note 2 – Going Concern

The Company has sustained net losses and negative operating cash flows since inception because of significant investment into research and development and the design of its product.  The loss for the period ended December 31, 2009 has raised concerns regarding the Company’s ability to continue as a going concern.  If the losses and negative operating cash flows are not remedied the Company’s assets may not be realized and liabilities satisfied in the normal course of business.  Management is aware of the factors discussed above and has implemented several strategies to remedy the situation, in order to provide positive operating cash flows and net income.  The industry in which Far Vista competes sees significant early losses in operations because of research and development efforts.  Discussions with potential financing sources in order to alleviate ongoing research and development requirements have been initiated.

Note 3 – Common Stock

The Company is authorized to issue 100,000,000 common shares at $0.001 par value per share.

On July 14, 2009, 750,000 shares were issued under the Nassau Agreement. – Refer  to Note 7

Note 4 – Related Party Transactions

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

 During the fiscal year ended December 31, 2009 the Company has received invoices for reimbursement from Far Vista Studios totaling $128,798 (2008- $503,501). Included in this related party payable, a total of $105,104 (2008- $290,780) was invoiced by officers and directors of Far Vista for services provided to Far Vista Studios. The Company paid $797 (2008 - $25,911) to Far Vista Studios during the year, leaving a remaining balance of $696,216 (CAD$732,209) due and payable as at December 31, 2009.

During the year ended December 31, 2009 the Company received invoices for reimbursement from a company controlled by a shareholder of Far Vista Interactive Corp. totaling $10,866 (CAD$11,400). The Company did not make any payments, leaving the amounts due and payable to related parties.

During the year ended December 31, 2009 a shareholder of the Company invoiced the Company totaling $134,477 with respect to his consulting services amount of $101,588 and reimbursed traveling and telephone expenses $32,889. The Company didn’t make any cash payments and left $134,477 due and payable to related parties as at December 31, 2009.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Stated in U.S. Dollars)

Note 4 – Related Party Transactions – cont’d

During year ending December 31, 2009, a shareholder of the Company advanced $119,585 to the Company for operations. The Company didn’t make any cash payments. As at December 31, 2009, the balance sheet reflects loan payable to related parties of $119,585.

Note 5 – Taxes Receivable

Amounts receivable of $6,133 consists of Canadian refundable goods and services tax credits (“GST”) incurred by Far Vista Holdings Inc.

Note 6 – Warrants

The Company had outstanding warrants 3,024,892 issued during the fiscal year 2008. These warrants expired in fiscal year 2009.

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

On May 27, 2009, the Company entered into an agreement (“Nassau Agreement”) with Nassau International Consultants, Inc (“Nassau”) to provide the Company with public and financial communications services and serve as required as the Company liaison and spokesperson. In consideration for the services rendered by Nassau, the Company compensated Nassau through the issuance of seven hundred and fifty thousand (750,000) shares of common stock and the payment of one hundred thousand dollars ($100,000) cash.

Note 8 – Subsequent Event

The Company has evaluated subsequent events from December 31, 2009 through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A (T).      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as of December 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiary held by each such person:

NAME	AGE	POSITION
Richard Buckley	47	President, Chief Executive Officer and Director
Bruce Hoggard	53	Secretary-Treasurer, Chief Financial Officer and Director
David Callele	48	Vice President of Research and Development and Director
Paul Zhang	37	Director

The Company’s directors are elected by the holders of the Company’s common stock.  Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified.   The Company did not hold it’s 2008 or 2009 Annual General Meeting.   The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

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

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

Richard Buckley – President, Chief Executive Officer, Director

Richard Buckley is the founder and Chief Executive Officer of Far Vista Holdings Inc.  He is an entrepreneur and hands-on executive who directs the creation of innovative video game software products for the motion video games market.  Previously, Mr. Buckley served as an officer, director and Chief Executive Officer of 10142361 Saskatchewan Ltd. (doing business as Far Vista Studios).  Mr. Buckley was a Professor of 3D Animation and Computer Game Design for the past seven years.  From April 2001 to September 2001, Mr. Buckley served as the Acting Director, Division of Media and Technology, at the University of Saskatchewan.  He led the division in its mission of service and leadership in the provision of media and communications technology to advance scholarship at the University of Saskatchewan, managed and mentored a staff of 60 people, operated a budget of $3,000,000 and an educational technology inventory valued in excess of $7,000,000.

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

David Callele, Director and Vice-President of Research and Development

Mr. Callele is the Vice-President of Research and Development and a director of the Company.  Prior to joining the Company Mr. Callele most recently served as the Executive Vice-President Research and Development at Far Vista Studios.  He was responsible for development and delivery of game technologies including, but not limited to game engines, special effects systems, artificial intelligence systems, asset management systems and player management systems as well as supervision and mentoring of development staff.  Mr. Callele is currently working towards his Ph.D in Computation Science at the University of Saskatchewan.  Mr. Callele received his B.Sc. Engineering (Electrical) and B.Sc. in Computational
Science from the University of Saskatchewan in 1984 and received his M.Sc. in Computational Science from the University of Saskatchewan in 1987.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, there were no persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

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

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.             EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard Buckley Principal Executive Officer	2009	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
Richard Buckley Principal Executive Officer	2008	97,991	-0-	-0-	-0-	-0-	-0-	-0-	97,991
Bruce Hoggard, Secretary and Principal Financial Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Bruce Hoggard, Secretary and Principal Financial Officer	2008	9,697	-0-	-0-	-0-	-0-	-0-	-0-	9,697

Of the amount owing to Richard Buckley, a total of 17,427 was paid during fiscal 2008 and the remaining amount was accrued.  For fiscal 2009 the entire amount of $120,000 was accrued and no payments were made to Mr. Buckley.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards at fiscal year end as the Company does not have any equity awards plans.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
	-0-	-0-	-0-	-0-	-0-	-0-	-0-

We did not pay director's fees to Company Directors and Advisory Board Members by way of cash or other cash compensation for services rendered as a director in the year ended December 31, 2009.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than as indicated in this Annual Report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of March 31, 2010, with respect to the beneficial ownership of the Company’s Class A Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)
Class A Common	BIC International Ltd. 3886 Avenue Des Generaux Lavalle, Quebec H7E 5K7	1,492,600 shares held directly	7.2%
Class A Common	Richard Buckley 365 Simon Fraser Crescent Saskatoon, Saskatchewan	3,407,700 shares held directly	16.5%
Class A Common	David Callele 335 David Knight Cres Saskatoon, Saskatchewan	2,425,000 shares held directly	11.8%
Class A Common	Cede & Co P.O. Box 222 Bowling Green Station New York NY	2,301,707 shares held directly	11.2%
Class A Common	Bruce Hoggard 823 Brookurst Bay Saskatoon, Saskatchewan	2,000,000 shares held directly	9.7%

(1) Based upon 20,617,468  issued and outstanding shares of common stock as of March 31, 2010.
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

Security Ownership of Management

The following table shows, as of March 31, 2010, the shares of the Company’s Class A Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)
Class A Common	Richard Buckley CEO, President, Director	3,407,700 shares held directly (2)	16.5%
Class A Common	David Callele Director	2,425,000 shares of Class A common stock of which 2,400,000 shares are held directly and 25,000 shares are held indirectly. (3)	11.2%
Class A Common	Bruce Hoggard	2,000,000 shares held directly	9.7%
Total Class A Common	All Officers and Directors as a group	7,832,700 Class A common shares	37.4%

(1) Based upon 20,617,468  issued and outstanding shares of common stock as of March 31, 2010.
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

Changes in Control

None.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

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

During the fiscal year ended December 31, 2009, the Company has received invoices for reimbursement from Far Vista Studios, a company controlled by a director and officer of the Company,  totaling $128,798 (2008- $503,501). Included in this related party payable, a total of $105,104 (2008- $290,780) was invoiced by officers and directors of Far Vista for services provided to Far Vista Studios. The Company paid $797 (2008 - $25,911) to Far Vista Studios during the year, leaving a remaining balance of $696,216 (CAD$732,209) due and payable as at December 31, 2009.

During the year ended December 31, 2009 the Company received invoices for reimbursement from a company controlled by a shareholder of Far Vista Interactive Corp. totaling $10,866 (CAD$11,400). The Company did not make any payments, leaving the amounts due and payable to related parties.

During the year ended December 31, 2009 a shareholder of the Company invoiced the Company totaling $134,477 with respect to his consulting services amount of $101,588 and reimbursed traveling and telephone expenses $32,889. The Company didn’t make any cash payments and left $134,477 due and payable to related parties as at December 31, 2009.

During year ending December 31, 2009, a shareholder of the Company advanced $119,585 to the Company for operations. The Company didn’t make any cash payments. As at December 31, 2009, the balance sheet reflects loan payable to related parties of $119,585.

Review, Approval or Ratification of Transactions With Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;
3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended December 31, 2009 and December 31, 2008:

Services	$2009	$2008
Audit fees	13,000	16,000
Audit related fees	7,500	7,380
Tax fees		800
Total fees	20,500	24,180

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

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.

Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.(i).1	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
3.(i).2	Amendment to the Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company’s Schedule 14C filed with the SEC on August 26, 2008
3.(ii)	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and the Company	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008.
10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008.
10.3	Letter of Agreement between Far Vista Interactive and Playnet, Inc. executed on October 29, 2008.	Incorporated by reference to the Exhibits attached to the Company’s Form 10K filed with the SEC on November 19, 2008.
10.4	Investor Relations and Marketing Services Agreement between Far Vista Interactive Corp. and Nassau International Consultants, Inc., executed on May 28, 2009.	Incorporated by reference to the Exhibits attached to the Company’s Form 10-Q filed with the SEC on November 20, 2009.
21.	Subsidiaries of the registrant	Incorporation by reference to the information contained in this Form 10-K.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAR VISTA INTERACTIVE CORP.

Date:	April 15, 2010	By:	/s/ Richard Buckley
		Name:	Richard Buckley
		Title:	President, Principal Executive Officer

Date:	April 15, 2010	By:	/s/ Bruce Hoggard
		Name:	Bruce Hoggard
		Title:	Secretary, Treasurer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	April 15, 2010	By:	/s/ Richard Buckley
		Name:	Richard Buckley
		Title:	Director

Date:	April 15, 2010	By:	/s/ Bruce Hoggard
		Name:	Bruce Hoggard
		Title:	Director

Date:	April 15, 2010	By:	/s/ David Callele
		Name:	David Callele
		Title:	Director