Form 10-Q
period 2010-03-31
FAR VISTA INTERACTIVE CORP.
filed 2010-05-24
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

20,617,468 Class A common shares outstanding as of May 21, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FAR VISTA INTERACTIVE CORP.

i

PART I

ITEM 1.        FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Page
Unaudited Consolidated Financial Statements	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Cash Flows	F-5
Notes to Unaudited Consolidated Financial Statements	F-6 to F-8

Far Vista Interactive Corp.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Stated in US Dollars)

(UNAUDITED)

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$87	$132
GST receivable	8,406	6,133
Total Current Assets	8,493	6,265

Total Assets	$8,493	$6,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$116,836	$107,292
Accounts payable (related parties)	1,040,496	948,338
Total Current Liabilities	1,157,332	1,055,630

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of $0.001 par value; 20,617,468 issued and outstanding as of March 31, 2010 and December 31, 2009	20,618	20,618
Additional paid in capital	88,663	88,663
Accumulated deficit	(1,211,104)	(1,134,283)
Accumulated other comprehensive income (loss)	(47,016)	(24,363)
Total Stockholders' Deficit	(1,148,839)	(1,049,365)
Total Liabilities and Stockholders' Deficit	$8,493	$6,265

The accompanying notes are an integral part of these unaudited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the three month periods ended March 31, 2010 and 2009 and for the period from February 21, 2008 (Date of Inception) to March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,		February 21, 2008 (Date of Inception) to
	2010	2009	March 31, 2010
Revenues	$-	$-	$-

Expenses
General and administrative	12,757	1,937	89,555
Professional fees	6,210	4,672	101,410
Public relations and marketing	-	-	185,000
Consulting fees	27,793	-	129,382
Research and development	30,061	24,595	705,757
Total Expenses	76,821	31,204	1,211,104

Net loss for the period	(76,821)	(31,204)	(1,211,104)

Comprehensive loss
Foreign currency translation adjustment	(22,653)	9,213	(47,016)
Total Comprehensive loss	$(99,474)	$(21,991)	$(1,258,120)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares used in calculation	20,617,468	19,867,468

The accompanying notes are an integral part of these unaudited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the three month period ended March 31, 2010 and 2009 and for the period from February 21, 2008 (Date of Inception) to March 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended March 31,		February 21, 2008 (date of Inception)
	2010	2009	to March 31, 2010
Cash From Operating Activities:
Net (loss)	$(76,821)	$(31,204)	$(1,211,104)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	75,000
Changes in operating assets and liabilities
GST receivable	(1,504)	(1,230)	(9,218)
Accounts payable and accrued expenses	9,544	6,115	126,389
Accounts payable related parties	68,747	-	876,183
Net Cash Flows Provided By (Used In) Operating Activities	(34)	(26,319)	(142,750)

Cash From Financing Activities:
Loan proceeds from related party	-	26,290	105,286
Proceeds from sale of common stock	-	-	34,281
Net Cash Flows Provided By Financing Activities	-	26,290	139,567

Effect of exchange rate changes on cash	(11)	5	3,096

Net change in cash and cash equivalents	(45)	(24)	87
Cash at beginning of period	132	36	-
Cash at end of period	87	12	87

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2010 and 2009
(Stated in U.S. Dollars)

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

In connection with the closing of the acquisition of Far Vista, the Company completed a private placement of 3,000,000 Units at a price of $0.10 per unit pursuant to Regulation S of the Securities Act of 1933.  Each Unit consisted of one share of common stock and one share purchase warrant to acquire a further share of common stock at $0.20 per share for a period of one year from the date of issue. The warrants expired unexercised On April 2, 2009.  Funds from the placement were used to retire existing Company debt.

Following the completion of the acquisition of Far Vista, the Company is now engaged in the business of the development, distribution, marketing and sale of video game software products and online video games.

On September 16, 2008, the Company changed its name to Far Vista Interactive Corp. from China Titanium & Chemical Corp.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $1,211,104 since inception, has a working capital deficiency of $1,148,839 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The interim consolidated financial statements present the balance sheet, statement of operations, statement of cash flows of Far Vista Interactive Corp and wholly owned subsidiary Far Vista Holdings Inc.   The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2010 and 2009
(Stated in U.S. Dollars)

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

Recently Enacted Accounting Standards

We have reviewed recent accounting pronouncements and determined they will have no present or future impact on our business. Accounting standards have been issued through 2010-18.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2010 and March 31, 2009
(Stated in U.S. Dollars)

Note 3 — GST Receivable

GST receivable of $8,406 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

Note 4 — Related Party Transactions

On January 31, 2010 the Company entered into a Development Agreement  with Far Vista Studios, a company owned by a director and officer of the Company, with respect to the development, production and exploitation of a video game. One of the terms of the agreement is for the Company to pay a license fee of CAD$100,000 on or before December 31, 2010.  Should the Company not make such payment, it would lose all its rights under the Agreement.  The Company does not presently have such funds, and must therefore raise these funds in addition to other funding requirements previously identified.

During the three month period ended March 31, 2010, the Company received invoices for reimbursement from Far Vista Studios totaling $32,253 (2009 - $25,824). Included in this related party payable, a total of $29,435 (2009 - $24,008) was invoiced by officers and directors of Far Vista for services provided to Far Vista Studios. The balance owing as at March 31, 2010 was $749,098.

During the three month period ended March 31, 2010 a shareholder of the Company invoiced $28,333 to the Company with respect to consulting services in the amount of $25,397 and travel and telephone expenses in the amount of $2,936 and paid $10,182 on behalf of the Company for operations.  The amount due to this shareholder as at March 31, 2010 was $280,225.

As at March 31, 2010, there was an outstanding payable of $10,677 owing to a company controlled by a director, officer and shareholder of the Company.

As at March 31, 2010 there was an outstanding payable totaling $496 due to two shareholders of the Company.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three month periods ended March 31, 2010 and March 31, 2009
(Stated in U.S. Dollars)

Note 5 — Subsequent Events

On April 5, 2010, Mr. Paul Zhang Xie was appointed to the board of directors of the Company.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no items that require disclosure.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Far Vista Interactive Corp.

Liquidity & Capital Resources

As of March 31, 2010, we had $87 in cash and a goods and services tax  receivable of $8,493.  We have  insufficient funds  for current operations and for us to undertake our business plan.

In order to meet the business plan and objectives of the Company, it is anticipated that the Company will require approximately $700,000 in cash each quarter, for a total cash requirement of $2,800,000.   We have not received sufficient funds to be able to pursue our business plan at this time.  The Company will be required to raise additional funds to continue planned operations, and expects to do so by way of additional shareholder loans and equity placements, which efforts to secure are ongoing.  We have relied on shareholder advances in the past in order to maintain our regulatory filings and to fund minimal operations.  There can be no assurance that these funds will be available going forward or that we will be able to raise any funds for operations.  Should we be unable to raise any funding we may be forced to cease operations.

The Company entered into a Development Agreement  with Far Vista Studios, a company owned by a director and officer of the Company, on January 31, 2010 with respect to the development, production and exploitation of a video game. One of the terms of the agreement is for the Company to pay a license fee of CAD$100,000 on or before December 31, 2010.  Should the Company not make such payment, it would lose all its rights under the Agreement.  The Company does not presently have such funds, and must therefore raise these funds in addition to other funding requirements previously identified.

Results of Operations

The following discussion of our results of operations for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

The Company has not generated any revenues for the three months ended March 31, 2010 or for the three months ended March 31, 2009. The Company does not expect to generate any revenues until the Company can raise additional capital to launch its core video game product or other projects under development. The Company is anticipating obtaining first revenue from the sale of its games in the forthcoming fiscal year; however these amounts are not presently expected to be significant.

General and administrative expenses increased from $1,937 in the three months ended March 31, 2009 to $12,757 for the three months ended March 31, 2010. This was as a result of increased costs associated with the entering into new development agreements, and the furthering of the Company’s overall development plans. Furthermore, consulting fees, which were nil for the three months ended March 31, 2009, were $27,793 for the three months ended March 31, 2010.  This increase was predominantly as a result of the Company having engaged a related party consultant to assist in the continued development and fund-raising efforts of the Company. Refer to Note 4 to the Financial Statements for additional details.   Professional fees increased minimally to $6,210 for the three months ended March 31, 2010 from $4,672 for the three months ended March 31, 2008 due to an increase in fees from our filing agent.  Research and development costs were $30,061 for the three months ended March 31, 2010 as compared to $24,595 for the three months ended March 31, 2009 as we ramped up our research and development on new products.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2010:

1.
Lack of an independent audit committee or audit committee financial expert.  We do not presently have an audit committee or an audit committee financial expert. The lack of an audit committee or audit committee financial expert may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2.
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides one staff member.  This prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

Changes in Internal Control over Financial Reporting

As of March 31, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended March 31, 2010 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size.   Management believes these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint additional outside directors to our board of directors sufficient to form an audit committee who will undertake the oversight in the establishment and monitoring or required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements as necessary and as funds allow.

There were no changes in our internal control over financial reporting during the quarter ended fiscal March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Note that in our annual report on Form 10-K filed with the SEC on April 15, 2010, under ITEM 9A (T) CONTROLS AND PROCEDURES, the Company disclosed that there were no material weaknesses in its internal controls and procedures as at December 31, 2009.  This information was incorrect, and all the material weaknesses disclosed in the quarterly report on Form 10-Q filed with the SEC on November 20, 2009, under ITEM 4T CONTROLS AND PROCEDURES, remained as of December 31, 2009.  The Company did not amend its Form 10-K filing.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None

ITEM 1A.     RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.        OTHER INFORMATION

On April 5, 2010, Mr. Paul Zhang Xie was appointed as a member of the board of directors until the next annual meeting of the shareholders, his resignation or until a successor is appointed.

Upon graduating from East China Normal University with a degree in International Finance in 1992, Paul started working with the China Export Bases Development Shanghai Corp as its Manager responsible for the Company's import and export business. In this position he was able to make a marked impact on the growth and direction of the State owned company.

In 1999, Paul joined Shanghai Sinofound Import & Export Co., Ltd, taking over the responsibilities for international trade, consulting, and investment issues.

Paul is an avid "gamer," enjoying the 1st Person Shooter genre as well as several casual games. He is also well versed in the game industry within China and Asia thus providing Far Vista with future knowledge and contacts within this industry.

ITEM 6.        EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company’s Schedule 14C filed with the SEC on August 26, 2008
3.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and the Company	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008
10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008.
10.3	Letter of Agreement between Far Vista Interactive and Playnet, Inc. executed on October 29, 2008	Incorporated by reference to the Exhibits attached to the Company’s Form 10K filed with the SEC on November 19, 2008.
10.4	Investor Relations and Marketing Services Agreement between Far Vista Interactive Corp. and Nassau International Consultants, Inc., executed on May 28, 2009	Incorporated by reference to the Exhibits attached to the Company’s Form 10-Q filed with the SEC on November 20, 2009.
10.5	Development Agreement by and between Far Vista Studios and Far Vista Interactive Corp. dated January 31, 2010	Filed herewith
10.6	Development Agreement by and between Far Vista Interactive Corp. and Angel Entertainment Corporation dated February 9, 2010	Filed herewith

31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAR VISTA INTERACTIVE CORP.

Date:	May 24, 2010	By:	/s/ Richard Buckley
		Name:	Richard Buckley
		Title:	President, Principal Executive Officer

Date:	May 24, 2010	By:	/s/ Bruce Hoggard
		Name:	Bruce Hoggard
		Title:	Secretary, Treasurer, Principal Financial Officer