Form 10-Q
period 2010-06-30
FAR VISTA INTERACTIVE CORP.
filed 2010-09-08
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

20,617,468 Class A common shares outstanding as of August 10, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FAR VISTA INTERACTIVE CORP.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Page
Unaudited Consolidated Financial Statements	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-7

Far Vista Interactive Corp.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Stated in US Dollars)

(UNAUDITED)

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$39	$132
GST receivable	9,660	6,133
Total Current Assets	9,699	6,265

Total Assets	$9,699	$6,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$133,249	$107,292
Accounts payable (related parties)	1,094,037	948,338
Total Current Liabilities	1,227,286	1,055,630

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of $0.001 par value; 20,617,468 issued and outstanding as of June 30, 2010 and December 31, 2009	20,618	20,618
Additional paid in capital	88,663	88,663
Accumulated deficit during development stage	(1,301,557)	(1,134,283)
Accumulated other comprehensive income (loss)	(25,311)	(24,363)
Total Stockholders' Deficit	(1,217,587)	(1,049,365)
Total Liabilities and Stockholders' Deficit	$9,699	$6,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the three and six month periods ended June 30, 2010 and 2009 and for the period from February 21, 2008 (Date of Inception) to June 30, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		February 21, 2008 (Date of Inception) to
	2010	2009	2010	2009	June 30, 2010
Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	11,606	4,611	24,363	6,548	101,161
Professional fees	18,438	10,402	24,648	15,074	119,848
Public relations and marketing	-	175,000	-	175,000	185,000
Consulting fees	30,061	-	57,854	-	159,443
Research and development	30,348	26,120	60,409	50,715	736,105
Total Expenses	90,453	216,133	167,274	247,337	1,301,557

Net loss for the period	(90,453)	(216,133)	(167,274)	(247,337)	(1,301,557)

Comprehensive loss
Foreign currency translation adjustment	21,705	(38,317)	(948)	(29,104)	(25,311)
Total Comprehensive loss	$(68,748)	$(254,450)	$(168,222)	$(276,441)	$(1,326,868)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares used in calculation	20,617,468	19,867,468	20,617,468	19,867,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the six month period ended June 30, 2010 and 2009 and
for the period from February 21, 2008 (Date of Inception) to June 30, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Six Months Ended June 30,		February 21, 2008 (date of Inception)
	2010	2009	to June 30, 2010
Cash From Operating Activities:
Net (loss)	$(167,274)	$(247,337)	$(1,301,557)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	75,000	75,000
Changes in operating assets and liabilities
GST receivable	(3,021)	(2,536)	(10,735)
Accounts payable and accrued expenses	25,957	108,348	142,802
Accounts payable related parties	144,255	-	951,691
Net Cash Flows Provided By (Used In) Operating Activities	(83)	(66,525)	(142,799)

Cash From Financing Activities:
Due to related party	-	53,250	-
Loan proceeds from related party	-	465	105,286
Loan proceed from shareholders	-	12,816	-
Proceeds from sale of common stock	-	-	34,281
Net Cash Flows Provided By Financing Activities	-	66,531	139,567

Effect of exchange rate changes on cash	(10)	1	3,271

Net change in cash and cash equivalents	(93)	7	39
Cash at beginning of period	132	36	-
Cash at end of period	39	43	39

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six month periods ended June 30, 2010 and 2009
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

On September 16, 2008, the Company changed its name to Far Vista Interactive Corp. from China Titanium & Chemical Corp.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $1,326,868 since inception, has a working capital deficiency of $1,217,587 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The interim consolidated financial statements present the balance sheet, statement of operations, statement of cash flows of Far Vista Interactive Corp and wholly owned subsidiary Far Vista Holdings Inc.   The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six month periods ended June 30, 2010 and 2009
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
For the six month periods ended June 30, 2010 and 2009
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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-21 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Note 3 — GST Receivable

GST receivable of $9,660 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

Note 4 — Related Party Transactions

During the six month period ended June 30, 2010, the Company received invoices for reimbursement from Far Vista Studios totaling $62,606 (2009 - $53,250). Included in this related party payable, a total of $57,230 (2009 - $49,768) was invoiced by officers and directors of Far Vista for services provided to Far Vista Studios. The balance owing as at June 30, 2010 was $759,485.

During the six month period ended June 30, 2010 a shareholder of the Company invoiced $59,295 to the Company with respect to consulting services in the amount of $50,794 and travel and telephone expenses in the amount of $8,501 and advanced $23,182 to the Company for operations.  The amount due to this shareholder as at June 30, 2010 was $323,674.

As at June 30, 2010, there was an outstanding payable of $10,878 owing to a company controlled by a director, officer and shareholder of the Company.

Note 5 — Subsequent Events

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

Liquidity & Capital Resources

As of June 30, 2010, we had $39 in cash and a goods and services tax (“GST”) receivable of $9,660.  We have insufficient funds for current operations and for us to undertake our business plan.

The Company will be required to raise additional funds to continue current operations, and expects to do so by way of additional shareholder loans and equity placements, which efforts to secure are ongoing.  We have relied on shareholder advances in the past in order to maintain our regulatory filings and to fund minimal operations.  There can be no assurance that these funds will be available going forward or that we will be able to raise any funds for operations.  Should we be unable to raise any funding we may be forced to cease operations.

In order to undertake our business plan and meet the objectives of the Company, it is anticipated that the Company will require approximately $700,000 in cash for each of the next four quarters, for a total one year cash requirement of $2,800,000.     We are continuing to seek out potential sources for these funds, but have not yet been successful in doing so.  There can be no assurance that we will be able to identify or secure any such additional capital.

The Company entered into a Development Agreement on January 31, 2010 with respect to the development, production and exploitation of a video game. One of the terms of the agreement is for the Company to pay a license fee of CAD$100,000 on or before December 31, 2010.  Should the Company not make such payment, it would lose all its rights under the Agreement.  The Company does not presently have such funds, and must therefore raise these funds in addition to other funding requirements previously identified.

Results of Operations

The following discussion of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008.

The Company has not generated any revenues since inception, and does not expect to do so until the Company can raise additional capital to launch its core video game product or other projects under development.

The net loss for the current three month period is $90,453 as compared to $216,133 for the same period in 2009.  For the current six month period, the net loss is $167,274, compared to $247,337. This decrease in the net loss is primarily attributable to a public relations and marketing expense of $175,000 which occurred in the 2nd quarter of 2009, as compared to nil in 2010.   This reduction was offset by an increase in other expenses in both the three and six month periods.  Most notably general and administrative expenses increased from $4,611 and $6,548 to $11,606 and $24,363 for respective three and six month periods. This was as a result of increased costs associated with the entering into new development agreements, and the furthering of the Company’s overall development plans. Furthermore, consulting fees, which were nil for the three month and six month periods of 2009, were $30,061 and $57,854 in the comparable 2010 periods.  This increase was as a result of the Company having engaged a consultant to assist in the continued development and fund-raising efforts of the Company.   Professional fees increased somewhat to $18,438 for the three months ended June 30, 2010 and $24,648 for the six month period, from $10,402 and $15,074 in the comparable 2009 periods, due to an increase in fees from our filing agent.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the  Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2010:

1.
Lack of an independent audit committee or audit committee financial expert.  We do not presently have an audit committeeor an audit committee financial expert. The lack of an audit committee or audit committee financial expert may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

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

Changes in Internal Control over Financial Reporting

As of June 30, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended June 30, 2010 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2010, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended fiscal June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On April 15, 2010 Mr. David Callele resigned as a member of the Company's board of directors.  Mr. Callele did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1(i)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
3.1(ii)	Amendment to Articles of Incorporation	Incorporated by reference to the Exhibits attached to the Company’s Schedule 14C filed with the SEC on August 26, 2008
3.2	Amended Bylaws	Incorporated by reference to the Exhibits attached to the Company's Form 10-KSB filed with the SEC on March 31, 2008
10.1	Share Exchange Agreement dated April 1, 2008, between the Shareholders of Far Vista Holdings Inc., a Canadian corporation and the Company	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008
10.2	Form of Subscription Agreement for Private Placement to Non-US Investors closed on April 2, 2008	Incorporated by reference to the Exhibits attached to the Company's Form 8-K filed with the SEC on April 8, 2008.
10.3	Letter of Agreement between Far Vista Interactive and Playnet, Inc. executed on October 29, 2008	Incorporated by reference to the Exhibits attached to the Company’s Form 10K filed with the SEC on November 19, 2008.
10.4	Investor Relations and Marketing Services Agreement between Far Vista Interactive Corp. and Nassau International Consultants, Inc., executed on May 28, 2009	Incorporated by reference to the Exhibits attached to the Company’s Form 10-Q filed with the SEC on November 20, 2009.
10.5	Development Agreement by and between Far Vista Studios and Far Vista Interactive Corp. dated January 31, 2010	Incorporated by reference to the Exhibits attached to the Company’s Form 10-Q filed with the SEC on May 24, 2010.
10.6	Development Agreement by and between Far Vista Interactive Corp. and Angel Entertainment Corporation dated February 9, 2010	Incorporated by reference to the Exhibits attached to the Company’s Form 10-Q filed with the SEC on May 24, 2010.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAR VISTA INTERACTIVE CORP.

Date:	September 8, 2010	By:	/s/ Richard Buckley
		Name:	Richard Buckley
		Title:	President, Principal Executive Officer

Date:	September 8, 2010	By:	/s/ Bruce Hoggard
		Name:	Bruce Hoggard
		Title:	Secretary, Treasurer, Principal Financial Officer