Form 10-Q
period 2010-09-30
FAR VISTA INTERACTIVE CORP.
filed 2010-11-22
CIK 860401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

20,617,468 Class A common shares outstanding as of November 12, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FAR VISTA INTERACTIVE CORP.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Page
Unaudited Consolidated Financial Statements	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations and Comprehensive Loss	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-7

Far Vista Interactive Corp.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Stated in US Dollars)

(UNAUDITED)

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Stated in U.S. Dollars)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current Assets
Cash	$43	$132
GST receivable	11,354	6,133
Total Current Assets	11,397	6,265

Total Assets	$11,397	$6,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$146,011	$107,292
Accounts payable (related parties)	1,176,620	948,338
Total Current Liabilities	1,322,631	1,055,630

Stockholders' Deficit
Class A Common Stock - authorized 100,000,000 shares of $0.001 par value; 20,617,468 issued and outstanding as of September 30, 2010 and December 31, 2009	20,618	20,618
Additional paid in capital	88,663	88,663
Accumulated deficit	(1,380,732)	(1,134,283)
Accumulated other comprehensive income (loss)	(39,783)	(24,363)
Total Stockholders' Deficit	(1,311,234)	(1,049,365)
Total Liabilities and Stockholders' Deficit	$11,397	$6,265

See Accompanying Notes.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
For the nine month periods ended September 30, 2010 and 2009 and for the period from February 21, 2008 (Date of Inception) to September 30, 2010
(Stated in U.S. Dollars)
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,			February 21, 2008 (Date of Inception) to
	2010		2009	2010		2009	September 30, 2010
Revenues	$		$-	$		$-	$-

Expenses
General and administrative		13,966	35,749		38,329	42,297	115,127
Professional fees		6,943	14,917		31,591	29,991	126,791
Public relations and marketing		-	-		-	175,000	185,000
Consulting fees		28,265	67,725		86,119	67,725	187,708
Research and development		30,001	36,294		90,410	87,009	766,106
Total Expenses		79,175	154,685		246,449	402,022	1,380,732

Net loss for the period		(79,175)	(154,685)		(246,449)	(402,022)	(1,380,732)

Comprehensive loss
Foreign currency translation adjustment		(14,472)	(35,538)		(15,420)	(64,642)	(39,783)
Total Comprehensive loss		$(93,647)	$(190,223)		$(261,869)	$(466,664)	$(1,420,515)

Net loss per common share, basic and diluted		$(0.00)	$(0.01)		$(0.01)	$(0.02)

Weighted average number of common shares used in calculation		20,617,468	20,503,338		20,617,468	20,081,754

See Accompanying Notes.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the nine month periods ended September 30, 2010 and 2009 and for the period from February 21, 2008 (Date of Inception) to September 30, 2010
(Stated in U.S. Dollars)
(Unaudited)
	Nine Months Ended September 30,		February 21, 2008 (date of Inception)
	2010	2009	to September 30, 2010
Cash From Operating Activities:
Net (loss)	$(246,449)	$(402,022)	$(1,380,732)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	-	75,000	75,000
Changes in operating assets and liabilities
GST receivable	(4,520)	20,572	(12,234)
Accounts payable and accrued expenses	38,719	176,925	155,564
Accounts payable related parties	183,990	-	991,426
Net Cash Flows Provided By (Used In) Operating Activities	(28,260)	(129,525)	(170,976)

Cash From Financing Activities:
Due to related party	-	90,932	-
Loan proceeds from related party	-	465	105,286
Loan proceed from shareholders	28,182	36,225	28,182
Proceeds from sale of common stock	-	-	34,281
Net Cash Flows Provided By Financing Activities	28,182	127,622	167,749

Effect of exchange rate changes on cash	(11)	3,196	3,270

Net change in cash and cash equivalents	(89)	1,293	43
Cash at beginning of period	132	36	-
Cash at end of period	$43	$1,329	$43

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Accompanying Notes.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine month periods ended September 30, 2010 and 2009
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

On September 16, 2008, the Company changed its name to Far Vista Interactive Corp. from China Titanium & Chemical Corp.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $1,380,732 since inception, has a working capital deficiency of $1,311,234 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

The interim consolidated financial statements present the balance sheet, statement of operations, statement of cash flows of Far Vista Interactive Corp and wholly owned subsidiary Far Vista Holdings Inc.   The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below.

FAR VISTA INTERACTIVE CORP.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine month periods ended September 30, 2010 and 2009
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

Research and Development Costs

Research and development costs are expensed in the period in which they are incurred.

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
For the nine month periods ended September 30, 2010 and 2009
(Stated in U.S. Dollars)

Note 2 — Summary of Significant Accounting Policies (Continued)

Recently Enacted Accounting Standards (continued)

The Company has evaluated recent accounting standards updates through AU 2010-26, and their adoption has not had or is not expected to have a material impact on the Company’s consolidated financial statements or note disclosures.

Note 3 — GST Receivable

GST receivable of $11,354 consists of refundable tax credits for the Goods and Services Tax (“GST”) paid on purchases with respect to the operations of Far Vista in Canada.  Far Vista files annual returns with respect to the GST transactions.

Note 4 — Related Party Transactions

During the nine month period ended September 30, 2010, the Company received invoices for reimbursement from Far Vista Studios totaling $95,589 (2009 - $98,414). Included in this related party payable, a total of $87,429 (2009 - $82,866) was invoiced by officers and directors of Far Vista for services provided to Far Vista Studios. The balance owing as at September 30, 2010 was $805,332.

During the nine month period ended September 30, 2010 a shareholder of the Company invoiced $90,332 to the Company with respect to consulting services in the amount of $76,190 and travel and telephone expenses in the amount of $14,142 and advanced $28,182 to the Company for operations.  The amount due to this shareholder as at September 30, 2010 was $360,224..

As at September 30, 2010, there was an outstanding payable of $11,064 owing to a company controlled by a director, officer and shareholder of the Company.

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

Liquidity & Capital Resources

As of September 30, 2010, we had $43 in cash and a goods and services tax (“GST”) receivable of $11,354.  We have insufficient funds for current operations and for us to undertake our business plan.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009 and 2008.

The Company has not generated any revenues since inception, and does not expect to do so until the Company can raise additional capital to launch its core video game product or other projects under development.

The net loss for the current three month period ending September 30, 2010, is $79,175 as compared to $154,685 for the same period in 2009.  For the three month comparable periods, the reduction in expenses was realized in all categories. General and administrative expenses decreased to $13,966 in the current period, from $35,749 in 2009, as a result of substantial travel and telecommunication costs incurred in the prior period.  Professional fees decreased to $6,943 from $14,917, as a result of a reduction in the use of external professionals.  Consulting fees were $28,265 as compared to $67,725 in 2009, as the prior period included additional catch up billings for a consultant. Research and development costs were down to $30,001 from $36,294 in 2009, due to a variation in the timing of costs incurred during the periods.

For the current nine month period ending September 30, 2010, the net loss is $246,449, compared to $402,022 in 2009. This decrease in the net loss is primarily attributable to a public relations and marketing expense of $175,000 which occurred in the 2nd quarter of 2009, as compared to nil in 2010.  This reduction was offset somewhat by an increase in consulting fees to $86,119 from $67,725 in 2009, due to the Company having engaged a consultant to assist in the continued development and fund-raising efforts of the Company.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the  Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2010:

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

Changes in Internal Control over Financial Reporting

As of September 30, 2010, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended September 30, 2010 and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.   We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2010, fairly presents our financial position, results of operations and cash flows for the periods covered thereby in all material respects.

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

There were no changes in our internal control over financial reporting during the quarter ended fiscal September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

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

FAR VISTA INTERACTIVE CORP.

Date:	November 19, 2010	By:	/s/ Richard Buckley
		Name:	Richard Buckley
		Title:	President, Principal Executive Officer

Date:	November 19, 2010	By:	/s/ Bruce Hoggard
		Name:	Bruce Hoggard
		Title:	Secretary, Treasurer, Principal Financial Officer